Form 10QSB
period 2006-03-31
Mistral Ventures Inc.
filed 2006-06-02
CIK 1329944

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended March 31, 2006

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------

                 Commission File Number: 333-133426

                    MISTRAL VENTURES INC.
    ----------------------------------------------------------
         (Name of Small Business Issuer In Its Charter)

        Nevada                              20-2745790
 -------------------------------         ------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization         Identification No.)

 711- South Carson Street, Suite #4,
     Carson City NV, 89701	             775-881-3478
--------------------------------      -----------------------------
(Address of principal executive       (Registrant's telephone number,
 offices)                              including area code)


                                None
  -----------------------------------------------------------------
  Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X      No

Indicate  by check mark  whether  the  registrant  is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).   Yes X    No

We had a total of 1,800,000 shares of common stock, par value $.001, issued and outstanding at March 31, 2006.

Transitional Small Business Disclosure Format:  Yes     No X

                      TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.........................................  3

Item 2.  Management's Discussion and Analysis or Plan of Operation ... 13

Item 3.  Controls and Procedures...................................... 17

                    PART II: OTHER INFORMATION

Item 1A. Risk Factors................................................. 18

Item 6.  Exhibits..................................................... 18

Signatures............................................................ 19



Note Regarding Forward-Looking Statements
-----------------------------------------
The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

                       PART I -  FINANCIAL INFORMATION
                       ===============================

Financial Information
---------------------

Item 1.  Financial Information

The financial statements for Mistral Ventures, Inc., Ltd.
(the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in our Form SB-2 registration statement, filed with the U.S. Securities and Exchange Commission on April 20, 2006 and incorporated herein by reference, which can be found on the SEC website at www.sec.gov under our SEC File No. 333-133426.

                            Mistral Ventures, Inc.
                        (A Development Stage Company)
                              Balance Sheets
                         (Expressed in U.S. Dollars)
                                (Unaudited)

                                             As at         As at
                                          31 March   31 December
                                              2006          2005
                                                 $     (Audited)
                                                               $
                                          ---------  -----------
Assets
------
Current
-------
Cash and cash equivalents                     5,769        8,677
Prepaid expenses                                100          250
                                           --------     --------
                                              5,869        8,927
                                           ========     ========
Liabilities
-----------
Current
-------
Accounts payable and accrued
 liabilities (Note 4)                        11,378        5,200
Due to related party (Note 5)                   500          500
                                           --------     --------
                                             11,878        5,700
                                           --------     --------

Stockholders' equity
--------------------
Capital stock (Note 6)
Authorized
75,000,000 common shares, par value $0.001
Issued and outstanding
31 March 2006 - 1,800,000 common shares,
par value $0.001
31 December 2005 - 900,000 common shares,
par value $0.001                              1,800          900
Additional paid-in-capital                   18,200        8,100
Deficit, accumulated deficit during the
 development stage                          (26,009)      (5,773)
                                            --------     --------
                                             (6,009        3,227
                                            --------     --------
                                              5,869        8,927
                                            ========     ========

Nature and Continuance of Operations (Note 1)

On behalf of the Board:
/s/ John Xinos, Director
By: John Xinos

The accompanying notes are an integral part of these financial statements.


                  Mistral Ventures, Inc.
               (A Development Stage Company)
                 Statements of Operations
                (Expressed in U.S. Dollars)
                       (Unaudited)

                                        For the
                                    period from
                                    the date of
                                   inception on
                                    13 May 2005      For the three
                                             to       month period
                                      31  March           ended 31
                                           2006         March 2006
                                              $                  $
                                   ------------      -------------

Expenses:
---------
Acquisition of mineral property
 interest (Notes 3, 6, 7 and 9)           9,000              9,000
Bank charges and interest                    30                 30
Legal and accounting                     13,378              8,178
Management fees (Notes 6, 7 and 9)        1,700              1,700
Office and miscellaneous                    843                825
Rent (Notes 6, 7 and 9)                     300                300
Transfer agent fees                         758                203
                                   ------------      -------------
Net loss for the period                 (26,009)           (20,236)
                                   ============      =============


Basic and diluted earnings
per common share                                             (0.01)
                                                     =============
Weighted average number of
common shares used in per
share calculations                                       1,400,000
                                                     =============











The accompanying notes are an integral part of these financial statements.


                  Mistral Ventures, Inc.
              (A Development Stage Company)
                Statements of Cash Flows
                (Expressed in U.S. Dollars)
                       (Unaudited)

                                                For the
                                            period from
                                            the date of
                                           inception on
                                                 13 May     For the three
                                             2005 to 31      month period
                                                  March          ended 31
                                                   2006        March 2006
                                                      $                 $
                                           ------------     -------------
Cash flows from operating activities

Net loss for the period                        (26,009)          (20,236)
 Adjustments to reconcile loss to net
 cash used by operating activities
   Acquisition of mineral property interest
   for common shares (Notes 3, 6, 7 and 9)       9,000             9,000
   Contributions to capital by related
   party - expenses (Notes 6, 7 and 9)           2,000             2,000
Changes in operating assets and liabilities
  Decrease (increase) in prepaid expenses         (100)              150
  Increase in accounts payable and
  accrued liabilities                           11,378             6,178
                                            ----------        ----------
                                                (3,731)           (2,908)
                                            ----------        ----------

Cash flows from investing activities                 -                 -
                                            ----------        ----------

Cash flows from financing activities

Common shares issued for cash                    9,000                 -
Increase in due to related party                   500                 -
                                            ----------        ----------
                                                 9,500                 -
                                            ----------        ----------
Increase (decrease) in cash and
cash equivalents                                 5,769            (2,908)

Cash and cash equivalents,
beginning of period                                  -             8,677
                                            ----------        ----------
Cash and cash equivalents,
end of period                                    5,769             5,769
                                            ==========        ==========

Supplemental Disclosures with Respect to Cash Flows (Note 9)


The accompanying notes are integral part of the consolidated financial statements.



                           Mistral Ventures, Inc.
                      (A Development Stage Company)
                     Statements of Stockholders' Equity
                       (Expressed in U.S. Dollars)
                               (Unaudited)





                         Number                              Deficit,
                             of                           accumulated
                         common             Additional     during the
                         shares   Capital      paid-in    development    Stockholders'
                         issued     stock      capital          stage          equity
                                        $            $              $               $
-------------------------------------------------------------------------------------
Balance at
31 May 2005
(Inception)                   -         -            -             -               -

Coommon shares
issued for cash
($0.01 per
share) - 27
October 2005            900,000        900        8,100            -           9,000

Net loss for
the period                    -         -            -        (5,773)         (5,773)
                     ----------------------------------------------------------------
Balance at
31 December
2005                   900,000         900        8,100       (5,773)         (3,227)

Common shares
issued for
mineral property
($0.01 per share)
- 9 February 2006      900,000         900        8,100            -           9,000
(Notes 3, 7 and 9)

Contributions
by related party-
expenses (Notes
6, 7 and 9)                  -           -        2,000            -           2,000

Net loss for
the period                   -           -            -      (20,236)        (20,236)
                     ----------------------------------------------------------------
Balance at
31 March 2006        1,800,000       1,800       18,200      (26,009)         (6,009)
                     ================================================================











The accompanying notes are an integral part of these financial statements.

                    Mistral Ventures, Inc.
                 (A Development Stage Company)
                 Notes to Financial Statements
                   (Expressed in U.S. Dollars)
                          (Unaudited)
                         31 March 2006

1. Nature and Continuance of Operations
---------------------------------------
Mistral Ventures, Inc. was incorporated in the State of Nevada on 13 May 2005 to engage in the acquisition, exploration and development of natural resources properties.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company has acquired a mineral property interest located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

The Company's financial statements as at 31 March 2006 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $20,236 for the three month period ended 31 March 2006 and has a working capital deficit of $6,009 at 31 March 2006 (31 December 2005 - working capital of $3,227).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. However, based on its prior demonstrated ability to raise capital, management believes that the Company's capital resources should be adequate to continue operating and to maintain its business strategy during fiscal 2006. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                    Mistral Ventures, Inc.
                 (A Development Stage Company)
                 Notes to Financial Statements
                   (Expressed in U.S. Dollars)
                          (Unaudited)
                         31 March 2006

2.  Significant Accounting Policies
-----------------------------------
The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 31 March 2006 and for the three month period then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended 31 March 2006 are not necessarily indicative of the results that may be expected for the year ending 31 December 2006.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, except as noted below. These interim financial statements should be read in conjunction with the audited financial statements of the Company as at 31 December 2005.

Recent accounting pronouncements

In March 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g. 1 January 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.
The adoption of SFAS No. 156 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS No. 155 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

                    Mistral Ventures, Inc.
                 (A Development Stage Company)
                 Notes to Financial Statements
                   (Expressed in U.S. Dollars)
                          (Unaudited)
                         31 March 2006

3. Mineral Property
-------------------
During the three month period ended 31 March 2006, the Company acquired a 100% interest in a mineral property located in Greenwood Mining Division, British Columbia, Canada (the "Gold Bug Property") from a director and stockholder of the Company for proceeds of 900,000 common shares of the Company valued at $9,000. The Gold Bug Property is currently held in trust for the Company by the director and stockholder of the Company (Notes 6, 7 and 9).

4.  Accounts Payable and Accrued Liabilities
--------------------------------------------
Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

4.  Due to Related Party
------------------------
As at 31 March 2006, the amount due to related party consists of $500 payable to a director and stockholder of the Company (31 December 2005 - $500). Amounts due to related party are non-interest bearing, unsecured and have no fixed terms of repayment.

6. Capital Stock
-----------------
Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and Outstanding

The total issued and outstanding capital stock is 1,800,000 common shares with a par value of $0.001 per common share.

On 9 February 2006, the Company issued 900,000 common shares valued at $0.01 per share for the acquisition of a mineral property interest (Notes 3, 7 and 9).

During the three month period ended 31 March 2006, an officer, director and stockholder of the Company made contributions to capital by the payment of Company expenses (Notes 7 and 9).

                    Mistral Ventures, Inc.
                 (A Development Stage Company)
                 Notes to Financial Statements
                   (Expressed in U.S. Dollars)
                          (Unaudited)
                         31 March 2006


7. Related Party Transactions
-----------------------------
During the three month period ended 31 March 2006, the Company acquired an interest in the Gold Bug Property from a director and shareholder of the Company (Notes 3, 6 and 9).

During the three month period ended 31 March 2006, an officer, director and stockholder of the Company made contributions to capital for management fees and rent of $1,700 (cumulative - $1,700) and $300 (cumulative - $300) respectively (Notes 6 and 9). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

8. Income Taxes
---------------
The Company has losses carried forward for income tax purposes to 31 March 2006. There are no current or deferred tax expenses for the period ended 31 March 2006 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

		                         For the three
                                          month period
                                              ended 31
                                            March 2006
                                                     $
Deferred tax asset attributable to:
Current operations                               6,880
Contributions to capital by related
 party - expenses                                 (680)
Less: Change in valuation allowance             (6,200)
                                         -------------

Net refundable amount                                -
                                         =============

                      Mistral Ventures, Inc.
                 (A Development Stage Company)
                 Notes to Financial Statements
                   (Expressed in U.S. Dollars)
                          (Unaudited)
                         31 March 2006

The composition of the Company's deferred tax assets as at 31 March 2006 and 31 December 2005 is as follows:

		                               As at 31        As at 31
                                             March 2006   December 2005
                                                               (Audited)
                                                      $               $

Net income tax operating loss carryforward      (24,009)         (5,773)
                                              =========      ==========

Statutory federal income tax rate                   34%             34%
Effective income tax rate                            0%              0%

Deferred tax assets                               8,163           1,963
Less: Valuation allowance                        (8,163)         (1,963)
                                              ---------       ---------
Net deferred tax asset                                -               -
                                              =========       =========

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 March 2006, the Company has an unused net operating loss carryforward balance of approximately $24,009 that is available to offset future taxable income. This unused net operating loss balance expires in 2026.

9. Supplemental Disclosure with Respect to Cash Flows
-----------------------------------------------------

		                                  For the
                                                   period
                                                 from the        For the
                                                  date of          three
                                                inception          month
                                                on 13 May         period
                                               2005 to 31       ended 31
                                               March 2006     March 2006
                                                        $              $

Cash paid during the year for interest               -               -
Cash paid during the year for income taxes           -               -

During the three month period ended 31 March 2006, the Company issued 900,000 common shares valued at $9,000 for the acquisition of a mineral property interest (Notes 3, 6 and 7).

During the three month period ended 31 March 2006, an officer, director and stockholder made contributions to capital for management fees and rent of $1,700 and $300 respectively (Notes 6 and 7).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
------------------------------------------------------------------
The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto for the year ended December 31, 2005, which can be found in their entirety in our initial Form SB-2 Registration statement, on the SEC website at www.sec.gov, under our SEC File Number 333-133426.

General Overview
----------------
Mistral Ventures Inc. (the "Company") was incorporated in the State of
Nevada on May 13, 2005 to engage in the acquisition, exploration and development of natural resource properties. We intend to use the net proceeds from this Offering to develop our business operations. (See "Business of the Company" and "Use of Proceeds".) We are an exploration stage company with no revenues and limited operating history. By
"exploration stage" we mean that we are engaged in the search for mineral deposits or reserves and not in either development or production. Our mining property, the Gold Bug Project, is located in south central British Columbia, Canada, centered approximately 3 miles (5km) southwest of Beaverdell " a community that was involved in silver mining for over 90 years.

Our principal executive offices are located in Nevada at 711 S. Carson Street, Suite 4., Carson City, Nevada and our sole officer and director, Mr. John Xinos, is a Canadian citizen who resides in Vancouver, British Columbia, Canada.

Our only asset is our cash in the bank in the approximate amount of $5,769. Since the Gold Bug Project is located in British Columbia, the Canadian Crown owns the property and our only right to the property consists of mining claims that are owned in the name of our sole director, Mr. John Xinos. Mr. Xinos holds a Free Miner's Certificate and has registered for a BCeID (British Columbia electronic Identification).

Our registered statutory office is located at 711 S. Carson Street, Suite 4, Carson City, Nevada 89701. We believe an office would be an unnecessary expense for the first two phases of exploratory work on our property and therefore our sole officer and director will use his home or office equipment to complete all preparation work and to hire the expert contractors to do the actual claim work for this first year of operations. For convenience for our sole director, Mr. Xinos, will also receive mail when required at Suite 809 4438 West 10th Ave. in Vancouver BC, Canada.

Our fiscal year end is December 31.

We received our initial funding of $9,000 through the sale of common stock to our sole officer and director who purchased 900,000 shares of our common stock at $0.01 per share on October 27, 2005. In addition, on February 9, 2006, an additional 900,000 common shares of our stock with a deemed value of $.01 per share, or an aggregate amount of $9,000, were issued to our officer and director for the acquisition of his rights and interests in and to the Gold Bug Project mining claims.

From inception until the date of this filing, we have had limited operating activities, have generated no revenues and have incurred a net loss of $26,009. Our independent auditors, James Stafford Chartered Accountants, have rendered an opinion in their audit report expressing substantial doubt as to our ability to continue as a going concern.

We have not engaged the services of a professional geologist or mining engineer to examine our mineral claims and have not yet commenced any exploration activities on the claims. Our mining claims are without known reserves and there is the possibility that they will not contain any reserves, which means that any funds we expend on exploration could be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit on our claims, we will be required to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

There is no current public market for our securities. As our stock is not publicly traded, investors should be aware they probably will be unable to sell their shares and their investment in our securities is not liquid.

On April 20, 2006, we filed an initial registration statement on Form SB-2 with the U.S. Securities and Exchange Commission, which was made effective on May 15, 2006. A complete description of the offering terms can be found in the registration statement on the SEC website at www.sec.gov, under our SEC File Number 333-133426. The offering is for a total of 2,000,000 Units of Common Stock on a "self-underwritten" basis, which means that our officer and sole director will attempt to sell the shares. Our officer and sole director will receive no proceeds or commissions from the sale of these Units. Each Unit consists of one share of Common Stock and two Common
Stock Purchase Warrants. Each Common Stock Purchase Warrant will entitle the holder to purchase one additional share of Common Stock at a price of $.10 per Share for a period of two years from the date of this offering. There is no required minimum number of shares to be purchased by any individual purchaser. The offering is being made on a "best efforts, "all-or-none" basis which means that we have to sell all of the Units before we can use any of the proceeds.

We will place all funds from the offering in a standard, non-interest bearing, bank checking account to be used only for the deposit of funds received from the sale of the Units in this offering. If all Units are not sold and the total offering amount is not deposited by the expiration date of the offering, all monies will be returned promptly to investors, without interest or deduction. The Units will be offered at a price of $.05 per share for a period of one hundred and eighty (180) days from the effective date.

Plan of Operation/Milestones for next 12 months
-----------------------------------------------
Our plan of operation for the twelve months is to complete the first phase of exploration programs on the Gold Bug Project claims consisting of re-sampling of old workings, geologic mapping, analytical and test surveys.
In addition to the $51,000 ($60,000CDN) we anticipate spending for Phase I of the exploration program as outlined below, we anticipate spending an additional 40,000 (approx. $46,500CDN) on the early stages of Phase II and approximately $12,000 in professional fees, including fees payable in connection with the filing of this registration statement and complying with our subsequent public company reporting obligations, as well as general and administrative costs. Total expenditures over the next 12 months are, therefore, expected to be approximately $103,000, which includes the $100,000 to be raised in our initial public offering and our existing cash assets. We are relying solely on the funds from the offering to proceed with our business plans.

PHASE I: The Phase I exploration program will be funded from the proceeds of the offering and will take approximately three weeks to complete with an additional three weeks required for analysis. This phase will consist of (1) grid emplacement, that is putting into place a grid for the exploratory work to be done so that the site is methodically, rather than randomly examined for possible reserves; and (2) soil sampling, as well as testing the effectiveness of Mobile Metal Ion and Biogeochemical methods. The additional 3 weeks will include: complete analysis of samples, data compilation and interpretation, drafting and report writing. Results gained from the program will lead to a better understanding of, the location of and controls of, mineralization at known showings as at any new showings and/or anomalous areas discovered as a result of the Phase I program. (In this case, anomalous areas refers to a departure from the rock or soil around it which may indicate the presence of mineralization.) We plan to commence Phase 1 of the exploration program on the claims in late spring or early summer of 2006, as soon as weather conditions in the area permit, or when we have completed the offering and have sufficient funds to do so. The estimated cost of the Phase I program is $51,000 U.S. ($60,000CDN).

PHASE II: The Phase II exploration program is contingent upon the success of the Phase I program and will be partially funded from the proceeds of the offering. Mechanical trenching and diamond drilling are foreseen to be the logical next step. We estimate this phase will take approximately three (3) months to complete, including the collection and interpretation of all exploration data. Although the funds from the offering will not allow us to complete all of the analysis of the data received in the exploratory work in Phase II, we do believe we will have enough information to know whether it will likely be viable to proceed or whether we should consider other alternatives including obtaining a different property. In general, we would like to have indications that the mineralization within the veins is worth at least $100 U.S. per ton (gross metal value) to further explore/develop the claims. If a large mineralized vein system is present, the project could be developed on a large scale and, conversely, if a smaller mineralization vein system is present, then the property could be developed on a smaller scale. The minimum estimated cost of the Phase II program is $86,000 U.S. ($100,000CDN).

Liquidity and Capital Resources
-------------------------------
Our current cash in the bank is $5,769. We believe this small cash balance will be sufficient to fund limited levels of our operations until such time as we are able to sell the Units and raise the funds in our initial public offering. If we experience a shortage of funds prior to funding, our sole officer and director has informally agreed to advance funds to allow us to pay for offering costs, filing fees and miscellaneous expenses; however, we have no formal commitment, arrangement or legal obligation with him to advance or loan funds to us if and when needed. In order to achieve our business plan goals, we are relying solely on receipt of the proceeds from the offering.

We are an exploration stage company and have generated no revenue to date.

We have sold $9,000 in equity securities to our sole officer and director to implement our minimum level of operations and prepare the registration statement to raise additional funds needed for the exploration and development of our property.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as a going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals from our Property, of which there can be no assurance.

Our exploration target is to find exploitable minerals on our property.
Our success depends on achieving that target. There is the likelihood that our mineral claims will contain little or no economic mineralization or reserves of gold and other minerals. We have not yet engaged the services of a professional geologist or mining engineer to examine our mineral claims in the field, and we will not do so until this offering is completed and we have the funds to do so, of which there is no guarantee. There is the possibility that the Gold Bug claims do not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying any mineral deposits, we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve. We are unable to assure you we will be able to raise the additional funds necessary through the exercise of the Warrants to implement any future exploration or extraction program even if mineralization is found.

Results of Operations
---------------------
No comparative analysis is made herein, as we have only been in business since May 13, 2005
------------------------------------------------------------------------
We have had no revenues since inception and have incurred a net loss of $26,009 since inception on May 13, 2005. Operating expenses were $20,236 for the three months ended March 31,2006. These expenses were mainly attributed to legal, accounting and professional fees incurred in the preparation and filing of our initial registration statement and for start up costs. We also spent $9,000 for acquisition of our mineral property interest during the period. During the three months ended March 31, 2006, the sole officer and director made contributions to capital for management fees and rent in the amount of $1,700 and $300, respectively.

Net loss was $20,236 or $0.01 per share for the three months ended March
31, 2006.

Net cash flow from operating activities for the three months ended March 31, 2006 was ($3,731).

For the three months ended March 31, 2006, $500 was payable to our sole officer and director for expenses advanced on our behalf. This balance is non-interest bearing, unsecured and has no fixed repayment term.

There were no cash flows investing activities for the three months ended March 31, 2006.

Cash flows from financing activities were $9,500 for the three months ended March 31, 2006

At March 31, 2006, no Units had yet been sold in our initial public offering and there were no warrants issued and/or outstanding.

There were no stock options issued and/or outstanding at March 31, 2006.

While we believe our current capital will be sufficient to meet our cash flow needs for the next 12 months, there can be no guarantee.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any major equipment.

We have never had any discussions with any possible acquisition candidate, nor have we any intention of doing so.

We do not expect to purchase any real estate and do not own any to sell.

We do not expect to hire full time employees until our business operations are established and we have constructed and placed our first kiosk.

We have no off-sheet balance arrangements or obligations or other interests that could affect finances or operations. Other than the shares offered by this prospectus, no other source of capital has been has been identified or sought.

ITEM 3.   CONTROLS AND PROCEDURES
---------------------------------
Critical Accounting Policies
----------------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading. The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles. Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

Management maintains disclosure controls and procedures designed to ensure that we are able to timely collect the information we are required to disclose in our reports filed with the U.S. Securities and Exchange Commission. Within the 90 days prior to the date of this report, we performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings.

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets;
(ii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                  PART II - OTHER INFORMATION
                  ===========================

ITEM 1A. RISK FACTORS
---------------------
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the "Risk Factors" section of our Form SB-2 registration statement filed with the SEC, which could materially affect our business, financial condition or future results. The risks described in the registation statement in our Form SB-2 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The Form SB-2 registration can be found in its entirety on the SEC website at www.sec.gov under our SEC File Number 333-133426.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
A) The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in our original Form SB-2 Registration Statement, filed on April 20, 2006, under our SEC File Number 333-133426 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit No.     Description
-----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
 99.1           Sec. 302 Certification
 99.2           Sec. 906 Certifications

B)  There were no reports on Form 8-K filed during the period ended
March 31, 2006.


                       SIGNATURES
                       ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Mistral Ventures, Inc.
                              a Nevada corporation

May 27, 2006                  By:/s/ John Xinos
                              --------------------------------------
                              President, CEO, CFO, Principal
                              Accounting Officer and Chairman
                              of the Board of Directors