Form 10QSB
period 2006-06-30
Mistral Ventures Inc.
filed 2006-08-11
CIK 1329944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __ to___

Commission File Number: 000-52028

MISTRAL VENTURES INC.
(Name of Small Business Issuer In Its Charter)

_________Nevada                                                          20-2745790___
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
(Address of principal executive offices)                             (Registrant's telephone number,
                                                                                    including area code)

__________________________None________________________
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

We had a total of 1,800,000 shares of common stock, par value $.001, issued and outstanding at June 30, 2006.

Transitional Small Business Disclosure Format: Yes No X

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

PART II: OTHER INFORMATION

Note Regarding Forward-Looking Statements

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

The financial statements for Mistral Ventures, Inc., Ltd. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in our Form SB-2 registration statement, filed with the U.S. Securities and Exchange Commission on April 20, 2006 and incorporated herein by reference, which can be found on the SEC website at www.sec.gov under our SEC File No. 000-52028.

Mistral Ventures, Inc.
(A Development Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2006

Mistral Ventures, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 June 2006	As at 31 December 2005 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	2,370	8,677
Prepaid expenses	-	250

	2,370	8,927

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	2,640	5,200
Due to related party (Note 5)	7,500	500

	10,140	5,700

Stockholder’s deficiency
Capital stock (Note 7)
Authorized
75,000,000 common shares, par value $0.001
Issued and outstanding
30 June 2006 - 1,800,000 common shares, par value $0.001
31 December 2005 - 900,000 common shares, par value $0.001	1,800	900
Additional paid-in capital	20,200	8,100
Deficit, accumulated during the development stage	(29,770)	(5,773)

	(7,770)	3,227

	2,370	8,927
Nature and Continuance of Operations (Note 1)

On behalf of the Board:
/s/ John Xinos, Director

The accompanying notes are an integral part of these financial statements.

Mistral Ventures, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 13 May 2005 to 30 June 2006	For the three month period ended 30 June 2006	For the six month period ended 30 June 2006	For the period from the date of inception on 13 May 2005 to 30 June 2005
	$	$	$	$

Expenses
Acquisition of a mineral property (Notes 3, 6 and 9)	9,000	-	9,000	-
Legal and accounting	14,805	1,428	9,605	-
Management fees (Note 6)	3,400	1,700	3,400	-
Office and miscellaneous	1,017	144	999	18
Rent (Note 6)	600	300	600	-
Transfer agent fees	948	189	393	-

Net loss for the period	(29,770)	(3,761)	(23,997)	(18)

Basic and diluted loss per common share		(0.002)	(0.01)	(0.001)

Weighted average number of common shares used in per share calculations		1,800,000	1,606,077	900,000

The accompanying notes are an integral part of these financial statements.

Mistral Ventures, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 13 May 2005 to 30 June 2006	For the three month period ended 30 June 2006	For the six month period ended 30 June 2006	For the period from the date of inception on 13 May 2005 to 30 June 2005
	$	$	$	$

Cash flows from operating activities
Net loss for the period	(29,770)	(3,761)	(23,997)	(18)
Adjustments to reconcile loss to net cash used by operating activities
Acquisition of a mineral property (Notes 3, 7 and 9)	9,000	-	9,000	-
Contributions to capital - expenses (Notes 6, 7 and 9)	4,000	2,000	4,000	-
Changes in operating assets and liabilities
Decrease in prepaid expenses	-	100	250	-
Increase (decrease) in accounts payable and accrued liabilities	2,640	(8,738)	(2,560)	-

	(14,130)	(10,399)	(13,307)	(18)

Cash flows from financing activities
Common shares issued for cash	9,000	-	-	-
Advances from related party (Notes 5 and 6)	7,500	7,000	7,000	500

	16,500	7,000	7,000	500

Increase (decrease) in cash and cash equivalents	2,370	(3,399)	(6,307)	482

Cash and cash equivalents, beginning of period	-	5,769	8,677	-

Cash and cash equivalents, end of period	2,370	2,370	2,370	482

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

Mistral Ventures, Inc.
(A Development Stage Company)
Statements of Changes in Stockholder’s Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of common shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Stockholder’s deficiency
		$	$	$	$

Balance at 13 May 2005 (inception)
Common shares issued for cash ($0.001 per share)	900,000	900	8,100	-	9,000
Net loss for the period	-	-	-	(5,773)	(5,773)

Balance at 31 December 2005	900,000	900	8,100	(5,773)	3,227
Common shares issued for a mineral property ($0.001 per share) (Notes 3, 6 and 9)	900,000	900	8,100	-	9,000
Contributions to capital by related party - expenses (Notes 6, 7 and 9)	-	-	4,000	-	4,000
Net loss for the period	-	-	-	(23,997)	(23,997)

Balance at 30 June 2006	1,800,000	1,800	20,200	(29,770)	(7,770)

The accompanying notes are an integral part of these financial statements.

Mistral Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2006

1.   Nature and Continuance of Operations

Mistral Ventures, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on 13 May 2005. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced. Accordingly, no revenue has been derived during the organization period.

The Company’s financial statements as at 30 June 2006 and for each of the three month and six month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $23,997 for the six month period ended 30 June 2006 (30 June 2005 - $18) and has a working capital deficit of $7,770 at 30 June 2006 (31 December 2005 - working capital of $3,227).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2006. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 June 2006, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mistral Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2006

2. Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage companies, and are expressed in U.S. dollars. The Company’s fiscal year end is 31 December.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Mineral property costs

The Company has been in the exploration stage since its formation on 13 May 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Although the Company will take steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Reclamation costs

The Company’s policy for recording reclamation costs is to record a liability for the estimated costs to reclaim mined land by recording charges to production costs for each tonne of ore mined over the life of the mine. The amount charged is based on management’s estimation of reclamation costs to be incurred. The accrued liability is reduced as reclamation expenditures are made. Certain reclamation work is performed concurrently with mining and these expenditures are charged to operations at that time.

Mistral Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2006

Financial instruments

The carrying value of cash, accounts payable and accrued liabilities, and due to related party approximates their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Environmental expenditures

The operations of the Company have been, and may in the future be, affected from time to time, in varying degrees, by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable. The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits. Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry forwards when realization is more likely than not.

Mistral Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2006

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 June 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Segments of an enterprise and related information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 13 May 2005 to 30 June 2006.

Mistral Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2006

Foreign currency translation

The Company’s functional and reporting currency is in U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

Recent accounting pronouncements

In March 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g. 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Mistral Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2006

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2005, the United States Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 107 to give guidance on the implementation of SFAS No. 123R, “Share Based Payment”. The Company will consider SAB No. 107 during implementation of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have an effect of the financial reporting of the Company.
3.	Mineral Property

During the six month period ended 30 June 2006, the Company acquired a 100% interest in a mineral property located in the Greenwood Mining Division, British Columbia (the “Gold Bug Property”) from a director and shareholder of the Company for proceeds of 900,000 common shares of the Company valued at $9,000. The Gold Bug Property is currently held in trust for the Company by the director and shareholder (Notes 6 and 9).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Due to Related Party

As at 30 June 2006, the amount due to related party consists of $7,500 payable to a director and shareholder of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Mistral Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2006

6.	Related Party Transactions

During the six month period ended 30 June 2006, the Company acquired an interest in the Gold Bug Property from a director and shareholder of the Company (Notes 3 and 9).

During the six month period ended 30 June 2006, an officer, director and shareholder of the Company made contributions to capital for management fees and rent of $3,400 (30 June 2005 - $Nil, cumulative - $3,400) and $600 (30 June 2005 - $Nil, cumulative - $600) respectively (Notes 7 and 9). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

7.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 1,800,000 common shares with a par value of $0.001 per common share.

i.	On 9 February 2006, the Company issued 900,000 common shares valued at $0.01 per share for the acquisition of a mineral property (Notes 3, 6 and 9).

ii.	During the six month period ended 30 June 2006, an officer, director and shareholder of the Company made contributions to capital by the payment of the Company’s expenses (Notes 6 and 9).

Mistral Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2006

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 June 2006. There are no current or deferred tax expenses for the period ended 30 June 2006 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:
	For the six month period ended 30 June 2006	For the period from the date of inception on 13 May 2005 to 30 June 2005
	$	$

Deferred tax asset attributable to:
Current operations	8,159	6
Contributions to capital by related party - expenses	(1,360)
Less: Change in valuation allowance	(6,799)	(6)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 30 June 2006 and 31 December 2005 are as follows:
	As at 30 June 2006	As at 31 December 2005 (Audited)
	$	$

Net income tax operating loss carry forward	(25,770)	(5,773)

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax assets	8,762	1,963
Less: Valuation allowance	(8,762)	(1,963)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2006, the Company has an unused net operating loss carry forward balance of approximately $25,770 that is available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires between the years 2025 and 2026.

Mistral Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2006

9.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 13 May 2005 to 30 June 2006	For the three month period ended 31 March 2006	For the six month period ended 30 June 2006	For the period from the date of inception on 13 May 2005 to 30 June 2005
	$	$	$	$

Cash paid during the year for interest	-	-	-	-
Cash paid during the year for income taxes	-	-	-	-

During the six month period ended 30 June 2006, the Company issued 900,000 common shares valued at $9,000 for the acquisition of a mineral property (Notes 3, 6 and 7).

During the six month period ended 30 June 2006, an officer, director and shareholder made contributions to capital for management fees and rent of $3,400 and $600

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto for the year ended December 31, 2005, which can be found in their entirety in our initial Form SB-2 Registration statement on the SEC website at www.sec.gov, under our SEC File Number 000-52028.

General Overview

Mistral Ventures Inc. (the "Company") was incorporated in the State of Nevada on May 13, 2005 to engage in the acquisition, exploration and development of natural resource properties. We intend to use the net proceeds from this Offering to develop our business operations. We are an exploration stage company with no revenues and limited operating history. By "exploration stage" we mean that we are engaged in the search for mineral deposits or reserves and not in either development or production. Our mining property, the Gold Bug Project, is located in south central British Columbia, Canada, centered approximately 3 miles (5km) southwest of Beaverdell, a community that was involved in silver mining for over 90 years. The Gold Bug Project is located in British Columbia and, as such, the Canadian Crown owns the property. Our only rights to the property consist of mining claims that are owned in the name of our sole director, Mr. John Xinos. Mr. Xinos holds a Free Miner's Certificate and has registered for a BCeID (British Columbia electronic Identification).

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

From inception until the date of this filing, we have had limited operating activities, have generated no revenues and have incurred a net loss of $29,770 to date. Our independent auditors, James Stafford Chartered Accountants, have rendered an opinion in their audit report expressing substantial doubt as to our ability to continue as a going concern.

There is no current public market for our securities. As our stock is not publicly traded, investors should be aware they probably will be unable to sell their shares and their investment in our securities is not liquid.

Our fiscal year end is December 31.

Plan of Operation/Milestones for next 12 months

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

Liquidity and Capital Resources

Our only asset is our cash in the bank in the approximate amount of $2,370. In April, 2006, we filed a registration statement on Form SB-2 with the SEC that was made effective in May. We are currently in the process of selling the Units of Common Stock to raise a total of $100,000, which we intend to use to commence our exploration program. If we experience a shortage of funds prior to funding, our sole officer and director has informally agreed to advance funds to allow us to pay for day-to-day expenses; however, we have no formal commitment, arrangement or legal obligation with him to advance or loan funds to us if and when needed. In order to achieve our business plan goals, we are relying solely on receipt of the proceeds from the offering.

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

Results of Operations

No comparative analysis is made herein, as we have only been in business since May 13, 2005.

We have had no revenues since inception and have incurred a net loss of $29,770 since inception on May 13, 2005. Total operating expenses were $3,761 for the three-month period ended June 30, 2006. These expenses were mainly attributed to legal, accounting and professional fees incurred in the preparation and filing of our initial registration statement and for start up costs.

During the three-month period ended June 30, 2006, the sole officer and director made contributions to capital for management fees and rent in the amount of $1,700 and $300, respectively.

Net loss for the three and six-month period ended June 30, 2006 were $3,761 (0.002 per share) and $23,997 ($0.01 per share), respectively.

At June 30, 2006, a total of $7,500 was payable to our sole officer and director for expenses advanced on our behalf. This balance is non-interest bearing, unsecured and has no fixed repayment term.

There were no cash flows investing activities for the three-month period ended June 30, 2006.

At June 30, 2006, no Units had yet been sold in our initial public offering and there were no warrants issued and/or outstanding.

There were no stock options issued and/or outstanding at June 30, 2006.

While we believe that once we raise our initial capital through sale of the Units described in our initial registration statement, we will have sufficient cash flow to meet our operating and exploration program needs for the next 12 months, there can be no guarantee.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any major equipment, other than what has been previously disclosed in our initial
Form SB -2 registration statement, which can be found in its entirety on the SEC website at www.sec.gov, under our CIK Number 0001329944.

We have never had any discussions with any possible acquisition candidate, nor have we any intention of doing so.

We do not expect to purchase any real estate and do not own any to sell.

We do not expect to hire full time employees until our business operations are established.

Off Balance Sheet Arrangements

We have no off-sheet balance arrangements or obligations or other interests that could affect finances or operations. Other than the shares offered by this prospectus, no other source of capital has been has been identified or sought.

ITEM 3. CONTROLS AND PROCEDURES

Critical Accounting Policies

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Risk Factors section of our initial Form SB-2 registration statement, which can be found on the SEC website (www.sec.gov), under our CIK Number 0001329944. Since have not yet raised our initial start-up capital from sale of the shares offered in the registration statement, we are still in the development stage and have not yet commenced our planned operations. As such, our projected risks, as outlined in the registration statement have not changed. However, those risks may not be the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in our original Form SB-2 Registration Statement, filed on April 20, 2006, under our CIK Number 0001329944 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit No.   Description

* 3(i)        Articles of Incorporation
* 3(ii)        Bylaws
31          Sec. 302 Certification
32          Sec. 906 Certifications

B) There were no reports on Form 8-K filed during the period ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Mistral Ventures, Inc., a Nevada corporation

August 6, 2006                     /s/ John Xinos

                                    By: John Xinos, President, CEO, CFO, Principal Accounting Officer and Director