Form 10QSB
period 2006-09-30
Mistral Ventures Inc.
filed 2006-11-09
CIK 1329944

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden
hours per response.........182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

_____	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from________to _______

Commission File Number: 000-52028

MISTRAL VENTURES, INC.

(Name of small business issuer in its charter)

Nevada	20-2745790

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

711- S. Carson Street, Suite #4, Carson City NV	89701

(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 775-881-3478

Not Applicable

(Former names, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act
Large accelerated filer [ ] Accelerated Filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

i

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ] No [  ]

Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: We had a total of 3,800,000 shares of common stock, par value $.001, issued and outstanding at September 30, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ii

iii

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

The financial statements for Mistral Ventures, Inc. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in our Form SB-2 registration statement, filed with the U.S. Securities and Exchange Commission on April 20, 2006 and incorporated herein by reference, which can be found on the SEC website at www.sec.gov under our SEC File No. 000-52028.

Mistral Ventures, Inc.
(A Development Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2006

Mistral Ventures, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 September 2006	As at 31 December 2005 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	97,751	8,677
Prepaid expenses	-	250

	97,751	8,927

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	3,739	5,200
Due to related party (Note 5)	7,500	500

	11,239	5,700

Stockholder's equity
Capital stock (Note 7)
Authorized
75,000,000 common shares, par value $0.001
Issued and outstanding
30 September 2006 - 3,800,000 common shares, par value $0.001
31 December 2005 - 900,000 common shares, par value $0.001	3,800	900
Warrants	10	-
Additional paid-in capital	120,190	8,100
Deficit, accumulated during the development stage	(37,488)	(5,773)

	86,512	3,227

	97,751	8,927

Nature and Continuance of Operations (Note 1)

See notes to financial statements

On behalf of the Board:

/s/ John Xinos

_______________________________Director
John Xinos

Mistral Ventures, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 13 May 2005 to 30 September 2006	For the three month period ended 30 September 2006	For the three month period ended 30 September 2005	For the nine month period ended 30 September 2006	For the period from the date of inception on 13 May 2005 to 30 September 2005
	$	$	$	$	$

Expenses
Acquisition of a mineral property (Notes 3 and 6)	9,000	-	-	9,000	-
Legal and accounting	20,358	5,553	-	15,158	-
Management fees (Notes 6, 7 and 9)	5,100	1,700	-	5,100	-
Office and miscellaneous	1,027	10	-	1,009	18
Rent (Notes 6, 7 and 9)	900	300	-	900	-
Transfer agent fees	1,103	155	-	548	-

Net loss for the period	(37,488)	(7,718)	-	(31,715)	(18)

Basic and diluted loss per common share		(0.004)	-	(0.018)	(0.001)

Weighted average number of common shares used in per share calculations		2,039,130	900,000	1,752,015	900,000

See notes to financial statements

Mistral Ventures, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 13 May 2005 to 30 September 2006	For the three month period ended 30 September 2006	For the three month period ended 30 September 2005	For the nine month period ended 30 September 2006	For the period from the date of inception on 13 May 2005 to 30 September 2005
	$	$	$	$	$

Cash flows from operating activities
Net loss for the period	(37,488)	(7,718)	-	(31,715)	(18)
Adjustments to reconcile loss to net cash used by operating activities
Acquisition of mineral property (Notes 3, 7 and 9)	9,000	-	-	9,000	-
Contribution to capital - expenses (Notes 6, 7 and 9)	6,000	2,000	-	6,000	-
Changes in operating assets and liabilities
Decrease in prepaid expenses	-	-	-	250	-
Increase (decrease) in accounts payable and accrued liabilities	3,739	1,099	-	(1,461)	-

	(18,749)	(4,619)	-	(17,926)	(18)

Cash flows from financing activity
Common shares issued for cash (Note 7)	108,990	99,990	-	99,990	-
Warrants issued for cash	10	10	-	10	-
Advances from related party (Notes 5 and 6)	7,500	-	-	7,000	500

	116,500	100,000	-	107,000	500

Increase in cash and cash equivalents	97,751	95,381	-	89,074	482

Cash and cash equivalents, beginning of period	-	2,370	482	8,677	-

Cash and cash equivalents, end of period	97,751	97,751	482	97,751	482

Supplemental Disclosures with Respect to Cash Flows (Note 9)

See notes to financial statements

Mistral Ventures, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited)

	Number of common shares issued	Capital stock	Additional paid-in capital	Warrants	Deficit, accumulated during the development stage	Stockholders' equity
		$	$	$	$	$

Balance at 13 May 2005 (inception)
Common shares issued for cash ($0.001 per share)	900,000	900	8,100	-	-	9,000
Net loss for the period	-	-	-	-	(5,773)	(5,773)

Balance at 31 December 2005	900,000	900	8,100	-	(5,773)	3,227
Common shares issued for a mineral property ($0.001 per share) (Notes 3, 6 and 9)	900,000	900	8,100	-	-	9,000
Common shares issued for cash ($0.05 per unit) - 20 September 2006 (Note 7)	2,000,000	2,000	97,990	10	-	100,000
Contributions to capital by related party - expenses (Notes 6, 7 and 9)	-	-	6,000	-	-	6,000
Net loss for the period	-	-	-	-	(31,715)	(31,715)

Balance at 30 September 2006	3,800,000	3,800	120,190	10	(37,488)	86,512

See notes to financial statements

Mistral Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2006

  Nature and Continuance of Operations

  Mistral Ventures, Inc. (the "Company") was incorporated under the law of the State of Nevada on 13 May 2005. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

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

  The Company's financial statements as at 30 September 2006 and for each of the three month and nine month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $31,715 for the nine month period ended 30 September 2006 (30 September 2005 - $18) and has working capital of $86,512 at 30 September 2006 (31 December 2005 - working capital of $3,227).

  Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2006. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

  At 30 September 2006, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Mistral Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2006

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage companies, and are expressed in U.S. dollars. The Company's fiscal year end is 31 December.

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

Although the Company will take steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Reclamation costs

The Company's policy for recording reclamation costs is to record a liability for the estimated costs to reclaim mined land by recording charges to production costs for each tonne of ore mined over the life of the mine. The amount charged is based on management's estimation of reclamation costs to be incurred. The accrued liability is reduced as reclamation expenditures are made. Certain reclamation work is performed concurrently with mining and these expenditures are charged to operations at that time.

Financial instruments

The carrying value of cash, accounts payable and accrued liabilities, and due to related party approximates their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company's financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Mistral Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2006

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Environmental expenditures

The operations of the Company have been, and may in the future be, affected from time to time, in varying degrees, by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable. The Company's policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures.

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

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Mistral Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2006

Comprehensive loss

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 June 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Segments of an enterprise and related information

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, "Reporting the Costs of Start-up Activities", which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 13 May 2005 to 30 September 2006.

Foreign currency translation

The Company's functional and reporting currency is in U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Mistral Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2006

Recent accounting pronouncements

In March 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g. 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2005, the United States Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin ("SAB") No. 107 to give guidance on the implementation of SFAS No. 123R, "Share Based Payment". The Company will consider SAB No. 107 during implementation of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early

Mistral Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2006

application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have an effect of the financial reporting of the Company.
  Mineral Property

  During the nine month period ended 30 September 2006, the Company acquired a 100% interest in a mineral property located in the Greenwood Mining Division, British Columbia (the "Gold Bug Property") from a director and shareholder of the Company for proceeds of 900,000 common shares of the Company valued at $9,000. The Gold Bug Property is currently held in trust for the Company by the director and shareholder (Notes 6, 7 and 1).

  Accounts Payable and Accrued Liabilities

  Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

  Due to Related Party

  As at 30 September 2006, the amount due to related party consists of $7,500 payable to a director and shareholder of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

  Related Party Transactions

During the nine month period ended 30 September 2006, the Company acquired an interest in the Gold Bug Property from a director and shareholder of the Company (Notes 3 and 9).

Mistral Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2006

During the nine month period ended 30 September 2006, an officer, director and shareholder of the Company made contributions to capital for management fees and rent of $5,100 (30 September 2005 - $Nil, cumulative - $5,100) and $900 (30 September 2005 - $Nil, cumulative - $900) respectively (Notes 7 and 9). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

  Capital Stock.

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 3,800,000 common shares with a par value of $0.001 per common share.

  On 9 February 2006, the Company issued 900,000 common shares valued at $0.01 per share for the acquisition of a mineral property (Notes 3, 6 and 9).
  On 20 September 2006, the Company issued 2,000,000 Units (the "Units") of the Company for cash proceeds of $100,000. Each Unit consists of one common share of the Company and two share purchase warrants. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.10 per common share expiring 19 May 2008.
  During the nine month period ended 30 September 2006, an officer, director and shareholder of the Company made contributions to capital by the payment of the Company's expenses (Notes 6 and 9).

Warrants

The following share purchase warrants were outstanding as at 30 September 2006:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.10	4,000,000	2

		4,000,000

Mistral Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2006

The following is a summary of warrant activities during the nine month period ended 30 September 2006:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 31 December 2005	-	-

Granted	4,000,000	0.10
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 September 2006	4,000,000	0.10

Weighted average fair value of warrants granted during the nine month period ended 30 September 2006		0.000002

The weighted average grant date fair value of warrants issued during the nine month period ended 30 September 2006 is $0.000002 per warrant. The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

30 September 2006

Risk free interest rate	4.81%
Expected life	2 years
Annualized volatility	101%
Expected dividends	0%

Because the shares of the Company have not begun trading on any recognized stock exchange, there is no trading history to establish the expected volatility. The Company has used the average volatility for two companies in the same industry or considered to be comparable.

Option pricing models require the input of highly subjective assumptions including the estimate of the share price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options.

  Income Taxes

The Company has losses carried forward for income tax purposes to 30 September 2006. There are no current or deferred tax expenses for the period ended 30 September 2006 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry

Mistral Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2006

forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 30 September 2006	For the period from the date of inception on 13 May 2005 to 30 September 2005
	$	$

Deferred tax asset attributable to:
Current operations	10,783	6
Contributions to capital by related party - expenses	(2,040)	-
Less: Change in valuation allowance	(8,743)	(6)

Net refundable amount	-	-

The composition of the Company's deferred tax assets as at 30 September 2006 and 31 December 2005 are as follows:

	As at 30 September 2006	As at 31 December 2005 (Audited)
	$	$

Net income tax operating loss carry forward	(31,488)	(5,773)

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%
Deferred tax assets	10,706	1,963

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 September 2006, the Company has an unused net operating loss carry forward balance of approximately $31,488 that is available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires between the years 2025 and 2026.

Mistral Ventures, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 September 2006

  Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 13 May 2005 to 30 September 2006	For the three month period ended 30 September 2006	For the three month period ended 30 September 2005	For the nine month period ended 30 September 2006	For the period from the date of inception on 13 May 2005 to 30 September 2005
	$	$	$	$	$

Cash paid during the year for interest	-	-	-	-	-
Cash paid during the year for income taxes	-	-	-	-	-

During the nine month period ended 30 September 2006, the Company issued 900,000 common shares valued at $9,000 for the acquisition of a mineral property (Notes 3, 6 and 9).

During the nine month period ended 30 September 2006, an officer, director and shareholder made contributions to capital for management fees and rent of $5,100 and $900 respectively (Notes 6 and 7).

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

Our "Initial Offering" on Form SB-2 filed April 20, 2006, was successfully completed on September 24, 2006. Proceeds were transferred the Proceeds Account, which was subsequently closed, to our Operating Account. On September 25, 2006 we engaged the services of Madman Mining, professional geologists, to begin the process of exploring our mineral claims. He informed us by letter on October 15, 2006 that they would begin work on the property between October 20th and 24th, 2006. Our mining claims are without known reserves, although our initial report states "The Gold Bug Project (the "Project, Claims or Property") is located within the historic Beaverdell Mining Camp of southern British Columbia, Canada. Silver was discovered on Wallace Mountain in 1887, and production of silver commenced in 1901. The camp has produced nearly 50,000,000 ounces of silver to date" (1). There is the possibility that no further reserves are contained on the property, which means that any funds we expend on exploration could be lost. We will proceed with the exploration in a series of "go-no-go" steps to ensure that investors' funds are protected as much as possible. Even if we complete our current exploration program and are successful in identifying a mineral deposit on our claims, we will be required to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

(1) Summary Report on the Gold Bug Project - see full report as Exhibit 99.3our SB-2 filed April 20, 2006.

From inception until the date of this filing, we have had limited operating activities, have generated no revenues and have incurred a net loss of $37,488 to date. Our independent auditors, James Stafford Chartered Accountants, have rendered an opinion in their audit report expressing substantial doubt as to our ability to continue as a going concern.

There is no current public market for our securities. As our stock is not publicly traded, investors should be aware they probably will be unable to sell their shares and their investment in our securities is not liquid.

Our fiscal year end is December 31.

Plan of Operation/Milestones for next 12 months

Our plan of operation for the twelve months is to complete the first phase of exploration programs on the Gold Bug Project claims consisting of re-sampling of old workings, geologic mapping, analytical and test surveys. In addition to the $51,000 ($60,000CDN) we anticipate spending for Phase I of the exploration program as outlined below, we anticipate spending an additional 40,000 (approx. $46,500CDN) on the early stages of Phase II and approximately $12,000 in professional fees, including fees payable in connection with Initial Offering and complying with our subsequent public company reporting obligations, as well as general and administrative costs. Total expenditures over the next 12 months are, therefore, expected to be approximately $103,000, which includes the $100,000 to be raised in our initial public offering and our existing cash assets. We are relying solely on the funds from our Initial Offering to proceed with our business plans.

PHASE I: The Phase I exploration program will be funded from the proceeds of our Initial Offering and will take approximately three weeks to complete with an additional three weeks required for analysis. This phase will consist of (1) grid emplacement, that is putting into place a grid for the exploratory work to be done so that the site is methodically, rather than randomly examined for possible reserves; and (2) soil sampling, as well as testing the effectiveness of Mobile Metal Ion and Biogeochemical methods. The additional 3 weeks will include: complete analysis of samples, data compilation and interpretation, drafting and report writing. Results gained from the program will lead to a better understanding of, the location of and controls of, mineralization at known showings as at any new showings and/or anomalous areas discovered as a result of the Phase I program. (In this case, anomalous areas refers to a departure from the rock or soil around it which may indicate the presence of mineralization.) This exploration has commenced and we hope to be able to finish Phase 1 before winter weather conditions prevent any further work until the spring of 2007. The estimated cost of the Phase I program is $51,000 U.S. ($60,000CDN).

PHASE II: The Phase II exploration program is contingent upon the success of the Phase I program and will be partially funded from the proceeds of tour Initial Offering. Mechanical trenching and diamond drilling are foreseen to be the logical next step. We estimate this phase will take approximately three (3) months to complete, including the collection and interpretation of all exploration data. Although the funds from the Initial Offering will not allow us to complete all of the analysis of the data received in the exploratory work in Phase II, we do believe we will have enough information to know whether it will likely be viable to proceed or whether we should consider other alternatives including obtaining a different property. In general, we would like to have indications that the mineralization within the veins is worth at least $100 U.S. per ton (gross metal value) to further explore/develop the claims. If a large mineralized vein system is present, the project could be developed on a large scale and, conversely, if a smaller mineralization vein system is present, then the property could be developed on a smaller scale. The minimum estimated cost of the Phase II program is $86,000 U.S. ($100,000CDN).

Liquidity and Capital Resources

Our only asset is our cash in the bank in the approximate amount of $101,128.97. On April 20, 2006, we filed a registration statement on Form SB-2 with the SEC that was made effective in May. We have subsequently raised $100,000 (the "Initial Offering"), with which we have commenced our exploration program. We will repay the loan our sole officer and director made to the Company to pay accounting and audit costs but intend to use as the remaining funds for exploration, accounting, auditing and any other legal requirements. At this point, in order to achieve our business plan goals, we are relying solely on receipt of the proceeds from the Initial Offering.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as a going business for the next twelve months unless we obtain additional capital. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals from our Property, of which there can be no assurance.

Results of Operations

No comparative analysis is made herein, as we have only been in business since May 13, 2005.

We have had no revenues since inception and have incurred a net loss of $37,488 since inception on May 13, 2005. Total operating expenses were for the three-month period ended September 30, 2006. These expenses were mainly attributed to accounting and professional fees incurred in the preparation and filing of our initial registration statement, subsequent filings and for start up costs.

Net loss for the three-month period ended September 30, 2006 was $7,718 ($004 per share).

At September 30, 2006, a total of $7,500 was payable to our sole officer and director for expenses advanced on our behalf. This balance is non-interest bearing, unsecured and has no fixed repayment term.

There were no cash flows investing activities for the three-month period ended September 30, 2006.

At September 30, 2006, all Units have been sold in our Initial Offering and notification sent to the Stock Transfer Agent requesting certificates and warrant certificates be printed for the shareholders.

There were no stock options issued and/or outstanding at September 30, 2006.

While we believe that the initial capital raised through sale of the Units described in our Initial Offering registration statement will provide sufficient cash flow to meet our operating and exploration program needs for the next 12 months, there can be no guarantee.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Risk Factors section of our initial Form SB-2 registration statement, which can be found on the SEC website (www.sec.gov), under our CIK Number 0001329944. We have raised our initial start-up capital from sale of the shares offered in the registration statement but we are still in the development stage and have only commenced our planned operations within the last week. As such, our projected risks, as outlined in the registration statement have not changed. However, those risks may not be the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) Exhibits

The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in our original Form SB-2 Registration Statement, filed on April 20, 2006, under our CIK Number 0001329944 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit No.	Exhibit Title
*3(i)	Articles of Incorporation
*3.2	Bylaws
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

B) Form 8-K Reports

There were no reports on Form 8-K filed during the period ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2006	MISTRAL VENTURES, INC.

	BY:	/s/ John Xinos _______________________________________________

John Xinos, President, CEO, CFO, Principal Accounting Officer and Director