Form 10KSB
period 2006-12-31
Mistral Ventures Inc.
filed 2007-03-30
CIK 1329944

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2009
Estimated average burden hours per response: 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended___December 31, 2006__________________

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to __________
Commission file number _______________________________
MISTRAL VENTURES, INC.
(Exact name of registrant as specified in this charter)
NEVADA	20-2745790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 Carson Street South, Carson City NV	89701
(Address of principal executive offices)	(Zip Code)
Issuer's telephone number 775-881-3478

Securities registered under section 12(b) of the Exchange Act:
Title of each Class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Shares Without Par Value
(Title of Class)
Securities registered or to be registered pursuant to Section 15(D) of the Act:
None
(Title of Class)

i

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes	X	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	Yes	X	No

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
N/A

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A
	Yes		No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
3,800,000 common shares issued and outstanding as of December 31, 2007

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Not Applicable

Transitional Small Business Disclosure Format (Check one):	Yes		No	X

ii

iii

FORWARD LOOKING INFORMATION

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars. Any references to CDN$ refer to Canadian Dollars.

As used in this annual report, the terms "we", "us", "our", and "Mistral" and "The Company" mean Mistral Ventures Inc. unless otherwise indicated.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development of the Company

Mistral Ventures Inc. (the "Company") was incorporated in the State of Nevada on May 13, 2005 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues and limited operating history. By "exploration stage" we mean that we are engaged in the search for mineral deposits or reserves and not in either development or production. Our only assets are cash in the bank in the amount of $77,624.08 and our mining property, the Gold Bug Project, which is located in south central British Columbia, Canada, centered approximately 3 miles (5km) southwest of Beaverdell " a community that was involved in silver mining for over 90 years.

Our principal executive offices are located in Nevada at 711 S. Carson Street, Suite 4., Carson City, Nevada and our sole officer and director, Mr. John Xinos, is a Canadian citizen who resides in Vancouver, British Columbia, Canada. We believe a public office would be an unnecessary expense for the first two phases of exploratory work on our property and therefore our sole officer and director will use his home or office equipment to complete all preparation work and to hire the expert contractors to do the actual claim work for this first year of operations. For convenience for our sole director, Mr. Xinos, will also receive mail when required at Suite 809 - 4438 West 10th Ave. in Vancouver BC, Canada.

On September 20, 2006, we completed an initial offering of our securities, as registered with the U.S. Securities and Exchange Commission on a Form SB-2. A complete description of the offering terms can be found in the final registration statement Form SB-2/A, filed on April 20, 2006, on the SEC website at www.sec.gov, under our SEC File Number 333-133426. The offering was sold out and we raised the total of $100,000, less offering expenses of approximately $10,000. We have deposited the funds into our operating account and are proceeding with our business plans, as outlined in our Form SB-2 registration statement, which can be found in its entirety on the SEC website at www.sec.gov, under our CIK Number 0001329944.

On September 21, 2006, we engaged the geological firm of Madman Mining to complete as much as possible of Phases I and II of the exploration plan prior to the winter snowfall. They were able to begin within a week of engagement but appear to have been unable to complete the work prior to the winter snowfall as we have not received a report of the results nor an invoice for the activities.

Explanation of Terms Used

In this report a combination of Imperial and metric measures are used with respect to mineral properties located in Canada. Conversion rates from Imperial measure to metric and from metric to Imperial are provided below:
Imperial Measure	=	Metric Unit	Metric Measure	=	Imperial Unit
2.47 acres		1 hectare	0.4047 hectares		1 acre
3.28 feet		1 metre	0.3048 metres		1 foot
0.62 miles		1 kilometre	1.609 kilometres		1 mile
0.032 ounces (troy)		1 gram	31.1 grams		1 ounce (troy)
1.102 tons (short)		1 tonne	0.907 tonnes		1 ton
0.029 ounces (troy)/ton		1 gram/tonne	34.28 grams/tonne		1 ounce (troy) ton

Glossary of Mining Terms in addition to the mention of many different kinds of minerals and types of rocks they are contained near or within.
Adit	An opening driven horizontally into the side of a mountain or hill for providing access to a mineral deposit.
Altered	Physically or chemically changed rock or mineral subsequent to its formation.
Amphibole	An important group of dark-colored rock-forming, silicate minerals that generally containing ions of iron
Andesite	Volcanic rock characteristically medium dark in color and containing 54 to 62% silica
Anomalous	A departure from the norm which may indicate the presence of mineralization
Batholith	A plutonic rock mass which increases in size downward, has no determinable floor, and shows an area of surface exposure exceeding 100 km2.Bedding. The arrangement of sedimentary rocks in layers.
Batholith
Breccia	Rock consisting of fragments, more or less angular, in a matrix of finer-grained material or of cementing material.
Carboniferous Age	An Epoch in Earth history about 354-290 million years ago
Channel sample	A sample composed of pieces of vein or mineralized rock that have been taken from a small trench or channel, usually about 3 inches wide and 1 inch deep.
Cretaceous	Epoch in Earth history from about 63 million to 135 million years ago. Also refers to the rocks and sediment deposited in that epoch.
Diamond drill	A rotary type of rock drill that cuts a core of rock that is recovered in long cylindrical sections.
Dyke	A long and relatively thin body of igneous rock that, while in the molten state, intruded older rocks.
Eocene age	Epoch in earths history about 34-55 million years ago
Equigranular	Grains within a rock are very similar in size/shape
Foliated	The arrangement of a set of minerals in parallel, sheet-like layers that lie perpendicular to the flattened plane of a rock. Occurs in metamorphic rocks
Gangue	Worthless minerals in an ore deposit.
Geological mapping	The process of observing and measuring geological features in a given area and plotting these features, to scale, onto a map.
Geophysical survey	A method of exploration that measures the physical properties of rock formations including magnetism, specific gravity, electrical conductivity and resistance.
Metamorphic	A rock that has undergone chemical or structural changes (heat, pressure, or a chemical reaction) that causes changes to its original state - High-grade metamorphic is a large amount of change.
MMI (Mobile Metal Ion)	A highly sensitive analytical technique that measures the Ions of various metals that are moving upwards from depth.
Shear Zone	A zone in which shearing has occurred on a large scale.
Strike	The direction or bearing from true north, of a vein or rock formation measured on a horizontal surface
Soil sampling	The collecting of samples of soil, usually 2 pounds per sample, from soil thought to be covering mineralized rock. The samples are submitted to a laboratory that will analyze them for mineral content.
Trenching	The digging of long, narrow excavation through soil, or rock, to expose mineralization.
TRIM map	BC Gov"t - Terrain Resource Information Management Program that produces highly accurate topographical base maps.
Winze	A secondary vertical or near-vertical opening sunk from a point inside a mine for the purpose of connecting with a lower level or of exploring the ground for a limited depth below a level.

The Gold Bug Project

Currently, our only property, is the Gold Bug Project claim, consisting of a six (6) mineral cell claims having a total surface area of approximately 315 acres. The claim is in Beaverdell, British Columbia, Canada (the "Property") and is within the Greenwood Mining Division. The official report lists the Gold Bug claim as being located at 49o24"N latitude and 19o08"W longitude on National Topographic Sheet 82E/06E and alternatively on BC TRIM map sheets 082E035 & 082E045. As a reference point, the site is approximately 170 miles due north of the Grand Coulee Dam in Washington State. The town of

Beaverdell is located 3 miles to the northeast of the Property. There is good gravel road access to most, but not all parts of the Property. Further, secondary roads and ATV trails provide access to other parts of the property.

When we purchased the Property it was without known exploitable reserves(1) and the proposed program was exploratory in nature. We have since carried out initial exploration work on the claim through the geological firm of Madman Mining Co. Ltd. from whom we had hoped to receive a comprehensive lab report prior to this annual report but to date we have not received the detailed results required to pursue the next phase of exploration or development.

The word reserves in this context means:
(1) Reserves	that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves consist of:
	(a) Proven (Measured) Reserves. Reserves for which:	(i) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and	(ii) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.
	(b) Probable Indicated) Reserves.	Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

There is not a plant or any equipment currently located on the Property. Prior to 1971, previous work on the property was done in at least 10 trenches. This work intersected a quartz vein containing some mineralization of gold and silver;

however, it must be concluded that it was not at that time, considered to be commercially viable. Further activity was done in 1971, by Husky Oil; in 1981 , by Midland Energy Corporation; and in 1983, by Belinda Mines, but no further development was undertaken, so again, it may be that results were not significant enough to move forward with development. Limited rock sampling, geological sampling and a single survey line across the property were conducted by St. Elias Mines Ltd. without known results. There has been no known activity on the claim site since 1998.

The Geological Survey Branch of the British Columbia Ministry of Energy and Mines has classified the mineralization within the project as a shear(2a)(2b) hosted polymetallic vein(3) (Silver-"Ag", Lead-"Pb", Zinc-"Zn", and Gold-"Au").

The word shear is used in mining with different meanings:
(2a)Shear:	a deformation of rocks formed by rock surfaces sliding laterally against each other, usually occurring under pressure caused by earthquakes, volcanos or glacial movement and sometimes containing a variety of mineral resources.
(2b)Shear:	can also refer to the face of a vertical cut or groove in the land as sometimes made in open pit mining " a process called "shearing".
(3)Shear-hosted polymetallic vein	a vein of ores contained within a fault or shear that has been recognized to contain a variety of minerals which may or may not be commercially viable.

Shear-hosted polymetallic veins are frequently the source of both proven mineral resources and further exploration to try to discover commercial value. In the case of the Gold Bug Project, there are some showings considered to be worth further exploration, specifically in what is known as the Gold Bug Zone, where trenches and open cuts have exposed a mineralized vein, but it must be understood that substantial potential value is still unproven.

Samples from the zone include 5.8 oz/ton of silver, 1.52% lead and 0.54% zinc from an unspecified interval of diamond drilling and 0.14 oz/ton gold from a grab sample collected from the dump of the caved adit. A single line of soil geochemical sampling identified a silver, lead and gold anomaly located along the projected strike (extension) of the Gold Bug Vein. The down-dip and strike extensions (both north and south) of the known gold, silver, lead and zinc mineralization presents a good target.

Hydro electrical power lines that supply power to the town of Beaverdell are located near the claim boundary. It is however expected that the initial exploration will not be heavily dependent on electrical power, but will be supported by generators.

Competition

The mining industry is highly fragmented. We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the Claims. Readily available commodities markets exist in Canada and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any gold, silver or other minerals that we are able to recover.

We are subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

Bankruptcy or Similar Proceedings

There have been no bankruptcy, receivership or similar proceedings.

Reorganizations, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Compliance with Government Regulation

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

The initial steps of exploration can be carried out without permitting or notification to any government body as it is deemed "low-disturbance/low-impact" by the British Columbia Department of Energy Mines and Petroleum Resources (BCDM).

With respect to the mechanized trenching or diamond drilling - a plan of operation will need to be filed with the BCDM. This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling. As the amount of trenching and drilling (initially) will be limited the permit should be issued within 30 days. We will be required to obtain a refundable bond in the amount of $2,000 - $5,000 (depending on the anticipated amount of disturbance). The bond is to ensure that we reclaim or repair the disturbance caused by the trenching and drilling. Usually this reclaiming work entails filling in and smoothing the surface at trenching sites, clean up and removal of any work material, and seeding native grass/plants at the sites of any disturbance.

In the event that trees larger than 6 inches in diameter need to be cut down, a permit will need to be obtained from the BC Ministry of Forests. This usually takes less than 30 days to obtain. We will try to adjust the areas we work and trench around larger trees (initially) to avoid any disturbance to the trees. If the disturbance to larger trees is unavoidable then a permit to cut will be obtained.

There are nominal costs involved in obtaining the BCDM or Forestry permits (less than $100.00). The bond required by the BCDM is returned (with interest) upon proper clean up of the site. There will be costs for the crew and equipment required to fill in the trenches, but as heavy equipment is available locally, and the amount of disturbance is expected to be minimal, the costs will be most likely be less than $2,000. (1 day - equip/crew)

In order to retain title to the property, exploration work in the amount CDN $1,800 must be completed and filed with the BCDM. If work is completed, in any one year (using a year based on the staking date of the claim - in this case Feb 3, 2006), in a greater amount than $1,800 then the excess work can be applied towards future years' exploration requirements. The BCDM charges a filing fee, equal to 10% of the value of the work recorded, to record the work. Alternatively the company can pay "cash in lieu" which is also $1,800 per year with a 10% filing fee.

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any of these on an ongoing basis.

Need for Government Approval for its Products or Services

We are not required to apply for or have any government approval for our products or services.

Research and Development Costs During the Last Two Years

We have not expended funds for research and development costs since inception. The geology report and history of the claims were included in the $10,000 payment for the claims and not itemized as a separate cost.

Number of Employees

We do not have any employees although our sole officer and director devotes as much time as possible to the Company.

Reports to Securities Holders

We are required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the SEC on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

You may read and copy any materials we file with the SEC at their Public Reference Room Office, 100 F Street, NE, Room 1580, Washington, D.C. 20549-0102. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Some of the Significant Risks Associated with Our Business

We are an exploration stage company; have not yet received results of exploration activities on our mining claim; have generated no revenues; lack an operating history; and expect to incur losses for the foreseeable future. Therefore, an investment in shares of our Company is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plans.

Our company was incorporated on May 13, 2005 and to date, we have been involved primarily in organizational activities, the acquisition of the mineral claims and preliminary exploration for which we have not yet received results. We have commenced exploration on the Gold Bug Project claims, but not fully commenced our proposed business operations and, accordingly, we have no way to evaluate the likelihood of the success of our future prospects. Such prospects must be considered in light of the substantial risks, expenses, difficulties and low success rate encountered by new entrants into our industry. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of mineral properties. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Gold Bug Project claims and the production of minerals from the claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and you could lose any investment you make in our securities.

Because management has no technical experience in mineral exploration, our business has a high risk of failure.

Our sole director has no professional training or credentials in the field of geology nor in the areas of exploring, developing and operating a mine. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. Also, with no direct training or experience, our current management may not be fully aware of the specific requirements related to working in this industry. His decisions and choices may not take into account standard engineering or managerial approaches commonly used by mineral exploration companies. Consequently, our operations, earnings and ultimate financial success may suffer irreparable harm and you could lose any investment you make in our securities.

Our independent auditors have issued the opinion that in our current state, there is substantial doubt whether we will be able to continue as a going concern.

Our limited exploration stage and lack of any guaranteed sources of future capital and/or revenues raises substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain a start-up company with limited or no material operations, revenues, or profits. In such event, you could risk a total loss of any investment you make in our securities.

We will require additional funding to sustain and expand our operations once exploration is complete.

Even if we complete our initial exploration program and are successful in identifying a mineral deposit, we will still be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve. We will require additional financing to perform our additional development activities. We do not currently have any arrangements for financing and may not be able to find such financing if and when required. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Without additional funding, we may be only partially successful in implementing our business plan, and our shareholders could suffer a loss of their investment.

We have initiated exploration on our property by a professional geologist or mining engineer but do not yet have any results and there is the risk that our property does not contain any known bodies of ore.

There is the likelihood of our mineral claims containing little or no economic mineralization or reserves of gold, silver and other minerals. While we have geological reports detailing previous exploration within the current property boundaries completed by professional geologists between 1981 and 1998, we have engaged the services of a professional geologist to examine our mineral claims in the field but have not yet received any results. There is the possibility that the previous work was not carried out properly and the Gold Bug Project claims do not contain any reserves, resulting in any funds spent by us on exploration being lost. Also, problems such as unusual or unexpected formations and other conditions involved in mineral exploration often result in unsuccessful exploration efforts. In such case, we would be unable to complete our business plans and you could risk a total loss of any investment you make in our securities.

Because we have not surveyed the Gold Bug Project claims, we may discover mineralization on the claims that is not within our claim boundaries.

While we have conducted a mineral claims title search to confirm that Madman Mining Company (an unrelated third party) had the right to sell the claims to our president, John Xinos, who now holds the claims in trust, this should not be construed as a guarantee of claim boundaries. Until the claims are surveyed, the precise location of the boundaries of the claims may be in doubt. If we discover mineralization that is close to the estimated claim boundaries, it is possible that some or all of the mineralization may occur outside our boundaries and we may not be able to extract them, which could result in a total loss of any investment you make in our securities.

If we discover commercial reserves of precious metals on our mineral property, we can provide no assurance that we will be able to successfully advance the mineral claims into commercial production.

Our mineral property does not contain any known commercially viable bodies of ore, although mineral concentrations of gold and silver have been found in at least 10 trenches or open cuts and one caved adit on the claim site. (An adit is an opening driven horizontally into the side of a mountain or hill to provide access to proven or potential mineral deposits.) If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the mineral claims into commercial production. In such event, we may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose your investment in this offering.

Because of the accessibility and previous work on the property, there is a risk that we may incur liabilities or damages as we conduct our business.

Our mineral property has tunnels and trenches from previous mining work. As a result, we may become subject to liability for hazards, including pollution, cave-ins and other hazards against which we cannot insure, or against which we may elect not to insure. In addition, sections of the southern part of our claim are only accessible by all-terrain-vehicles and as such, access may be difficult or even dangerous and could result in accidents or other hazards. Because of the uncertain nature of the possible difficulties/damages we may be unable or unwilling to insure against them. The payment of such liabilities may have a material adverse effect on our financial position, which could result in a loss of any investment you make in our securities.

Because access to our mineral claims is often restricted by inclement weather, we may be delayed in our exploration and any future mining efforts.

It is possible that snow or rain could cause roads leading to our claims to be impassable. We anticipate being able to access our mineral claims between the months of May and November during which time we intend to conduct our field exploration. However if the roads are impassable we would be delayed in our exploration timetable, which could delay any possible revenues we may gain at any time in the future.

Government regulation or other legal uncertainties may increase costs, which would negatively impact our business operations.

There are several governmental regulations that materially restrict mineral claims exploration and development. Under Canadian mining law, to engage in certain types of exploration requires work permits, posting of bonds, as well as the performance of remediation work for any physical disturbance to the land. While these current laws will not affect our initial exploration phase, if we identify exploitable minerals and proceed to our Phase Two operations, which include drilling operations, we will incur regulatory compliance costs based upon the size and scope of our operations. In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring and extracting ore deposits on our claims. In addition to new laws and regulations being adopted, existing laws may be applied to the mining industry that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed, thereby causing a total loss of any investment you make in our securities.

Our continued existence and future profitability is highly dependent upon the price of precious metals and ores.

Recently, the price of gold has reached all-time highs. The economic viability of our minerals exploration program will be highly dependent on, among many other factors, political issues and general economic conditions. During periods of economic downturn or slow economic growth, coupled with eroding consumer confidence or rising inflation, the price and/or sale of precious metals could be severely impacted. Such factors would likely have an immediate effect on our business operations and/or profitability, which could severely impact your ability to ever resell any securities you purchase in our Company.

Risks Associated With Our Shares:

Our sole director/officer beneficially owns 47% of the outstanding shares of our common stock. If he chooses to sell his shares in the future, it might have an adverse effect on the price of our stock.

Due to the controlling amount of his share ownership in our company, if our sole director/officer decides to sell his shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution to the value of their stock. If our director/officer decides to sell any of his common stock, he will be subject to Rule 144 under the 1933

Securities Act. Rule 144 restricts the ability of our director or officer (affiliate) to sell shares by limiting the sales of securities made under Rule 144 during any three-month period to the greater of: (1) 1% of the outstanding common stock of the issuer; or (2) the average weekly reported trading volume in the outstanding common stock reported on all securities exchanges during the four calendar weeks preceding the filing of the required notice of the sale under Rule 144 with the SEC.

Sarbanes-Oxley Act of 2002.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. SOA imposes a wide variety of new requirements on both U.S. and non-U.S. companies, that file or are required to file periodic reports with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. Many of these new requirements will affect us and our Board of Directors. For instance, under SOA we are required to:

    have our chief executive office and chief financial officer to certify our financial statements;
    ensure our directors and senior officers met the requirement to forfeit all bonuses or other incentive-based compensation and profits received from the sale of our securities in the twelve month period following initial publication of any of our financial statements that later require restatement;
    disclose any off-balance sheet transactions as required by SOA;
    prohibit all personal loans to directors and officers;
    insure directors, officers and 10% holders file their Forms 4's within two days of a transaction;
    adopt a code of ethics and file a Form 8-K when ever there is a change or waiver of this code; and
    insure our auditor is independent as defined by SOA.

SOA has required us to review our current procedures and policies to determine whether they comply with the SOA and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the SOA and will take whatever actions are necessary to ensure that we are in compliance.

ITEM 2-DESCRIPTION OF PROPERTY

Location and Access

The Gold Bug Project is located approximately 170 miles due north of the Grand Coulee Dam in Washington State, within south-central British Columbia, Canada approximately 180 miles (290km) east of Vancouver, near Beaverdell" an area which has been mined since the early 1900s. Locally it is on the southern end of Cranberry Ridge within the Eugene Creek Valley. The Property is in the Greenwood Mining Division, and is centered at approximately 49O24"N latitude and 119o08"W longitude on NTS map sheet 82 E/6E and alternatively on BC TRIM (BC Govt. Terrain Resource Information Management) map sheets 082E035 and 082E045. Beaverdell lies 3 miles (5km) to the northeast, on Highway 33; Kelowna and the junction with Highway 97 lies some 50 miles (80km) to the north, while Rock Creek and the junction of Highways 3 and 33 is 27 miles (45km) to the south. The Eugene Creek logging road leaves Highway 33 approximately 4.3 miles (7km) south of Beaverdell and affords excellent access to the southern area of the claim. Further secondary roads and all terrain vehicle trails provide access to the eastern and central portions of the claim.

Remainder of Page Intentionally Left Blank.

Gold Bug Project Location Maps

I

Gold Bug project-Overview

Fort St. John
Terrace
Quesnel
Vernon
Nanaimo
Trail
Legend
Provincial Boundary (1:2M)
Boundary (International)
Boundary (Interprovincial)
NTS Grid
Transportation - Points (1:2M)
Airstrip
Ferry Route
Seaplane Custom Port
Transportation - Lines (1:2M)
Ferry Route
Road - Trunk
Road - Main
Road - Local
Bridge
Rail Line
Water - Points (1:2M)
Falls
Dam
Water - Lines (1:2M)
River/Stream - Definite
River/Stream - Left Bank
River/Stream - Right Bank
Dam
Lake - Definite
Icefield
Island - Definite
Coastline - Definite
Water - Polygons (1:2M)
River/Stream - Definite
Lake - Definite
Island - Definite
Major Cities
Scale: 1:2,468,590
92O
92P
82M
82N
82O
Revelstoke
82J
82K
Kamloops
Enderby
Armstrong
82L
92I
92J
Vernon
Merritt
Kelowna
Kimberley
82G
Nelson
82F
Gold Bug Project
82E
Penticton
Castlegar
92H
92G
Trail
Greenwood
Grand Forks
Chilliwack
Abbotsford
92B
0
45
90 km.
Map center: 49°45' N, 119°3' W

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Gold Bug Project-509735

82E.054
554505
509189
509188
552664
555297
555298
535703
552712
82E.044
Beaverdell
338911
535701
509735
West Kootenay Boundary
540036
552885
510298
407368
537445
516784
516826
516818
516828
516820
516790
516829
516833
516795
554719
512457
512458
554718
554715
554717
82E.035
82E.034
Penticton-Okanagan Valley
526697
526693
518428
518429
518432
534607
518430
518431
518434
518435
82E.025
554589
542343
82E.026
82E.036
554381
554385
554394
524542
552741
0 2.75 5.5 km.
Map center: 49°23' N, 119°8' W

Fort St. John
Terrace
Quesnel
Vernon
Nanaimo
Trail

Legend

- Indian Reserves
- National Parks
- Parks
- Mineral Tenures (Mineral - LRDW)
- Mineral Claim
- Mineral Lease
- Reserves (Mineral - LRDW Sites)
- Placer Claim Designation
- Placer Lease Designation
- No Staking Reserve
- Conditional Reserve
- Release Required Reserve
- Surface Restriction
- Recreation Area
- Others
- BCGS Grid
- Contours (1:250K)
- Contour - Index
- Contour - Intermediate
- Areaof Exclusion
- Areaof Indefinite Contours
- Annotation (1:250K)
- Transportation - Points (1:250K)
- Airfield
- Anchorage - Seaplane
- Ferry Route
- Heliport
- Seaplane Base
- Air Field
- Airport
- Air Feature - Condition Unknown
- Airport.Abandoned
- Transportation - Lines (1:250K)

Scale: 1:154,287

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Physiography

The Property is situated within the Monashee Mountains of the BC Southern Interior Physiographic Region, and elevations within the claims ranges from 4,100 feet (1,260m), near the northeastern corner of the Claim to 2,800 feet (850m) within the Eugene Creek valley at the southeastern corner of the Claim. Slopes within the Claim area are gentle except for the local fairly steep slopes in the area where the land climbs out of the Eugene Creek valley. Vegetation consists mainly of fir; larch and pine, much of it mature second growth. Some of the area has been recently logged. There is relatively little underbrush, and open grassy areas are common. Outcrop of the underlying rock units is poor throughout the Project. It is estimated that less than 5% of the Project contains good rock outcrop exposure. (Outcrop: a protrusion of rock through the soil's surface.)

The climate features warm summers and mild winters. The West Kettle Valley is fairly dry in the summers with an average yearly precipitation of 20 inches (50cm). A snow pack of 2-3 feet (0.6-0.9m) begins to accumulate in December and lingers in places into May. The recommended field season for initial phases of exploration is from early May to late November. Drilling and underground development can be carried out on a year-round basis with the aid of a bulldozer to keep access roads snow-free.

Ample water is available from Eugene Creek and Tuzo Creek to support all phases of exploration and development.

The Company currently uses the home office premises of the sole officer and director of the Company, John Xinos. We are paying no rent for the use of these premises which include an answering machine, fax machine and a computer system. The Company intends to use these premises until larger premises are required. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

To the best of our Management's knowledge, there are no material legal proceedings filed or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There have been no matters submitted to shareholders for a vote for the fiscal year ended December 31, 2006 nor are any anticipated in the foreseeable future.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Holders of Common Stock

As of March 28, 2007, there were a total of 33 shareholders of record, holding a total of 3,800,000 shares of our Common Stock.

Market Information

Our common stock was first quoted on the Over-the-Counter Bulletin Board on December 14, 2006, under the trading symbol "MRLV". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low bid prices for our common shares (obtained otcbb.com) for each full financial quarter since being quoted were as follows:

Quarter end	High	Low
December 31, 2006	0.00	0.00
Subsequent	Not Applicable	Not Applicable

Dividend Policy

The Company has never declared nor paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. The Company's current policy is to retain any earnings in order to finance the expansion of its operations.

The Company's board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

Recent Sales of Unregistered Securities

On February 9, 2006, we issued 900,000 shares of our Common Stock to Mr. Xinos, valued at $0.01 per share for a deemed aggregate total of $9,000. The shares were issued in connection for the acquisition of a mineral property. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for the issuance of these securities. All of these shares are "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended. These shares may not be offered for public sale except under Rule 144, or otherwise, pursuant to Securities Act of 1933.

Recent Sales of Registered Securities

On September 20, 2006, 2,000,000 Units (the "Units") of the Company were issued for cash proceeds of $100,000. Each Unit consists of one common share of the Company and two share purchase warrants. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.10 per common share expiring 19 September 2008.

Use of Proceeds

We have spent approximately $51,761 during the year ended December 31, 2006. This amount is mainly attributed to reclamation work performed concurrently with exploration, accounting and professional fees incurred in the preparation and filing of our initial registration statement, subsequent filings and for start up costs

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our Business/Plan of Operation

Our plan of operation for first twelve months has been to complete the first phase of exploration programs on the Gold Bug Project claims consisting of re-sampling of old workings, geologic mapping, analytical and test surveys. We received an outline of estimated costs for Phase I and Phase II of the exploration of The Gold Bug Project and asked the geological firm to break down Phase I (estimated at $51,000 ($60,000CDN)) into Phase Ia and Phase 1b and to keep in touch with us about the progress as they went along. We will thoroughly examine the results of the Phase I program prior to proceeding with Phase II and unless the results are highly positive, may choose to purchase another property rather than pursue Phase II exploration on the Gold Bug property.

PHASE I: The Phase Ia exploration program will be funded from the proceeds of our Initial Offering and was projected to take approximately three weeks to complete with an additional three weeks required for analysis. This phase will consist of (1) grid emplacement, that is putting into place a grid for the exploratory work to be done so that the site is methodically, rather than randomly examined for possible reserves; and (2) soil sampling, as well as testing the effectiveness of Mobile Metal Ion and Biogeochemical methods. The additional 3 weeks will include: complete analysis of samples, data compilation and interpretation, drafting and report writing. Results gained from the program will lead to a better understanding of, the location of and controls of, mineralization at known showings as at any new showings and/or anomalous areas discovered as a result of the Phase I program. (In this case, anomalous areas refers to a departure from the rock or soil around it which may indicate the presence of mineralization.) This exploration has commenced and we hoped to be able to finish Phase 1 before winter weather conditions would prevent any further work until the spring of 2007. The estimated cost of the Phase Ia and Phase 1b program is $51,000 U.S. ($60,000CDN).

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

Results of Operations

We have had no revenues since inception and have incurred a net loss of $51,761 for the fiscal year ending December 31, 2006. Total operating expenses were for the fiscal year ending December 31, 2006. These expenses were mainly attributed to reclamation work performed concurrently with exploration, accounting and professional fees incurred in the preparation and filing of our initial registration statement, subsequent filings and for start up costs. We have working capital of $68,466.

There were no cash flows investing activities for the fiscal year ended December 31, 2006.

At December 31, 2006, all Units have been sold in our Initial Offering and notification sent to the Stock Transfer Agent requesting certificates and warrant certificates be printed for the shareholders.

There were no stock options issued or outstanding at December 31, 2006.

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

The Company intention is to continue to pursue the exploration of the Gold Bug Mining Property unless we are informed it is not viable and, to add other mining properties as possible to expand our potential development. We had expected to receive a full lab report for Phase I of our project by this time but winter weather prevented the completion of the necessary work. We expect the work will be able to continue as soon as the mountain snow has cleared, Phase 1 will be completed quickly and we will be in a position to make a determination about Phase 2.

Off Balance Sheet Arrangements

We have no off-sheet balance arrangements or obligations or other interests that could affect finances or operations. Other than the shares offered by this prospectus, no other source of capital has been has been identified or sought.

Research and Development

Over the past two fiscal years, we have not spent any money on research and development activities.

Environmental Compliance

The nature of our current business does not require special environmental or local government approval. We are compliant with all environmental laws. The cost of such compliance is minimal for us.

Employees

We have no employees.

Reports to Security Holders

We are required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

You may read and copy any materials we file with the Securities and Exchange Commission at their Public Reference Room at 100 F Street NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Dividends

We have never declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our Board of Directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the applicable corporate statutes.

ITEM 7. FINANCIAL STATEMENTS

Following are our audited financial statements for the year ended December 31, 2006.

Mistral Ventures, Inc.
(An Exploration Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
31 December 2006

James Stafford
James Stafford Chartered Accountants Suite 350 - 1111 Melville Street Vancouver, British Columbia Canada V6E 3V6 Telephone +1 604 669 0711 Facsimile +1 604 669 0754 Incorporated professional

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Mistral Ventures, Inc.
(An Exploration Stage Company)

We have audited the balance sheets of Mistral Ventures Inc. as at 31 December 2006 and 2005, and the related statements of operations, cash flows and changes in stockholders' equity for the year ended 31 December 2006, for the period from the date of inception on 13 May 2005 to 31 December 2005 and for the period from the date of inception on 13 May 2005 to 31 December 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 31 December 2006 and 2005 and the results of its operations, cash flows and changes in stockholders' equity for the year ended 31 December 2006, for the period from the date of inception on 13 May 2005 to 31 December 2005 and for the period from the date of inception on 13 May 2005 to 31 December 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ James Stafford
Vancouver, Canada	Chartered Accountants

1 March 2007

Mistral Ventures, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
As at 31 December

	2006	2005
	$	$

Assets

Current
Cash and cash equivalents	77,624	8,677
Prepaid expenses	687	250

	78,311	8,927

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	9,845	5,200
Due to related party (Note 5)	-	500

	9,845	5,700

Stockholder's equity
Capital stock (Note 7)
Authorized
75,000,000 common shares, par value $0.001
Issued and outstanding
31 December 2006 - 3,800,000 common shares, par value $0.001
31 December 2005 - 900,000 common shares, par value $0.001	3,800	900
Warrants	10	-
Additional paid-in capital	122,190	8,100
Deficit, accumulated during the exploration stage	(57,534)	(5,773)

	68,466	3,227

	78,311	8,927

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

/s/ John Xinos                         Director
John Xinos

The accompanying notes are an integral part of these financial statements.

Mistral Ventures, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	For the period from the date of inception on 13 May 2005 to 31 December 2006	For the year ended 31 December 2006	For the period from the date of inception on 13 May 2005 to 31 December 2005
	$	$	$

Expenses
Acquisition of a mineral property (Notes 3, 6, 7 and 9)	9,000	9,000	-
Mineral property exploration costs	5,230	5,230	-
Legal and accounting	30,624	25,424	5,200
Listing and filing fees	762	762	-
Management fees (Note 6)	6,800	6,800	-
Office and miscellaneous	1,027	1,009	18
Rent (Note 6)	1,200	1,200	-
Transfer agent fees	2,891	2,336	555

Net loss for the period	(57,534)	(51,761)	(5,773)

Basic and diluted loss per common share		(0.023)	(0.006)

Weighted average number of common shares used in per share calculations		2,268,219	900,000

The accompanying notes are an integral part of these financial statements.

Mistral Ventures, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period from the date of inception on 13 May 2005 to 31 December 2006	For the year ended 31 December 2006	For the period from the date of inception on 13 May 2005 to 31 December 2005
	$	$	$

Cash flows from operating activities
Net loss for the period	(57,534)	(51,761)	(5,773)
Adjustments to reconcile loss to net cash used by operating activities
Acquisition of a mineral property (Notes 3, 6, 7 and 9)	9,000	9,000	-
Contributions to capital by related party - expenses (Notes 6, 7 and 9)	8,000	8,000	-
Changes in operating assets and liabilities
Increase in prepaid expenses	(687)	(437)	(250)
Increase in accounts payable and accrued liabilities	9,845	4,645	5,200

	(31,376)	(30,553)	(823)

Cash flows from financing activities
Common shares issued for cash	108,990	99,990	9,000
Warrants issued for cash	10	10	-
Advances from (repayment to) related party (Notes 5 and 6)	-	(500)	500

	109,000	99,500	9,500

Increase in cash and cash equivalents	77,624	68,947	8,677

Cash and cash equivalents, beginning of period	-	8,677	-

Cash and cash equivalents, end of period	77,624	77,624	8,677

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

Mistral Ventures, Inc.
(An Exploration Stage Company)
Statements of Changes in Stockholder's Equity
(Expressed in U.S. Dollars)

	Number of common shares issued	Capital stock	Additional paid-in capital	Warrants	Deficit, accumulated during the exploration stage	Stockholder's equity
		$	$	$	$	$

Balance at 13 May 2005 (inception)
Common shares issued for cash ($0.001 per share)	900,000	900	8,100	-	-	9,000
Net loss for the period	-	-	-		(5,773)	(5,773)

Balance at 31 December 2005	900,000	900	8,100	-	(5,773)	3,227
Common shares issued for a mineral property ($0.001 per share) (Notes 3, 6 and 9)	900,000	900	8,100	-	-	9,000
Common shares issued for cash ($0.05 per unit) - 20 September 2006 (Note 7)	2,000,000	2,000	97,990	-	-	99,990
Warrants granted for cash (Note 7)	-	-	-	10	-	10
Contributions to capital by related party - expenses (Notes 6, 7 and 9)	-	-	8,000	-	-	8,000
Net loss for the year	-	-	-		(51,761)	(51,761)

Balance at 31 December 2006	3,800,000	3,800	122,190	10	(57,534)	68,466

The accompanying notes are an integral part of these financial statements.

Mistral Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2006

  Nature and Continuance of Operations

  Mistral Ventures, Inc. (the "Company") was incorporated under the laws of the State of Nevada on 13 May 2005. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

  The Company is an exploration stage company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 and Industry Guide 7 of the Securities and Exchange Commission Industry Guide. The Company has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

  The Company's financial statements as at 31 December 2006 for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $51,761 for the year ended 31 December 2006 (31 December 2005 - $5,773) and has working capital of $68,466 at 31 December 2006 (31 December 2005 - working capital of $3,227).

  Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2007. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

  At 31 December 2006, the Company has suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mistral Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2006

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

  Mineral property acquisition costs are capitalized when incurred. In accordance with Emerging Task Force Issue 04-02, such costs are classified as tangible assets and are evaluated for impairment and written down as required.

  Mineral property exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

Mistral Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2006

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

Mistral Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2006

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

Comprehensive loss

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 December 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, "Reporting the Costs of Start-up Activities", which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 13 May 2005 to 31 December 2006.

Mistral Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2006

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".  The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Mistral Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2006

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158"). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, "Employers' Accounting for Pensions", or SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company's fiscal year ending December 31, 2007. The Company is currently reviewing the impact of this statement.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on January 1, 2008. The Company is currently reviewing the impact of this statement.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g. 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Mistral Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2006

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
  Mineral Property

  During the year ended 31 December 2006, the Company acquired a 100% interest in a mineral property located in the Greenwood Mining Division, British Columbia (the "Gold Bug Property") from a director and shareholder of the Company for proceeds of 900,000 common shares of the Company valued at $9,000. The Gold Bug Property is currently held in trust for the Company by the director and shareholder (Notes 6 and 9). In October 2006, the Company commenced the "Phase 1A Exploration Program" on the Gold Bug Property. Exploration expenditures for the year ended 31 December 2006 on the Gold Bug Property total $5,230 and consist of consulting, geology and engineering, and travel of $2,550, $2,005 and $675 respectively.

  Accounts Payable and Accrued Liabilities

  Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

  Due to Related Party

  As at 31 December 2006, the amount due to related party consists of $Nil (31 December 2005 - $500) payable to a director and shareholder of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

  Related Party Transactions

  During the year ended 31 December 2006, the Company acquired an interest in the Gold Bug Property from a director and shareholder of the Company (Notes 3, 7 and 9).

  During the year ended 31 December 2006, an officer, director and shareholder of the Company made contributions to capital for management fees and rent of $6,800 (31 December 2005 - $Nil, cumulative - $6,800) and $1,200 (31 December 2005 - $Nil, cumulative - $1,200) respectively (Notes 7 and 9). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

Mistral Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2006

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

  During the year ended 31 December 2006, an officer, director and shareholder of the Company made contributions to capital by the payment of the Company's expenses (Notes 6 and 9).

  On 20 September 2006, 2,000,000 Units (the "Units") of the Company were issued for cash proceeds of $100,000. Each Unit consists of one common share of the Company and two share purchase warrants. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.10 per common share expiring 19 September 2008.

Warrants

The following share purchase warrants were outstanding at 31 December 2006:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.10	4,000,000	1.75

Mistral Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2006

The following is a summary of warrant activities during the year ended 31 December 2006:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 31 December 2005	-	-

Granted	4,000,000	0.10
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 December 2006	4,000,000	0.10

Weighted average fair value of warrants granted during the year ended 31 December 2006		0.000002

The weighted average grant date fair value of warrants issued during the year ended 31 December 2006 is $0.000002 per warrant. The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

31 December 2006

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

Mistral Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2006

  Income Taxes

  The Company has losses carried forward for income tax purposes to 31 December 2006. There are no current or deferred tax expenses for the period ended 31 December 2006 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

  The provision for refundable federal income tax consists of the following:

	For year ended 31 December 2006	For the period from the date of inception on 13 May 2005 to 31 December 2005
	$	$

Deferred tax asset attributable to:
Current operations	17,599	1,963
Contributions to capital by related party - expenses	(2,720)	-
Less: Change in valuation allowance	(14,879)	(1,963)

Net refundable amount	-	-

  The composition of the Company's deferred tax assets as at 31 December 2006 and 2005 are as follows:

	2006	2005
	$	$

Net income tax operating loss carry forward	(49,534)	(5,773)

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax assets	16,842	1,963
Less: Valuation allowance	(16,842)	(1,963)

Net deferred tax asset	-	-

Mistral Ventures, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2006

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 December 2006, the Company has an unused net operating loss carry forward balance of approximately $49,534 that is available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires between the years 2025 and 2026.
  Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 13 May 2005 to 31 December 2006	For the year ended 31 December 2006	For the period from the date of inception on 13 May 2005 to 31 December 2005
	$		$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

During the year ended 31 December 2006, the Company issued 900,000 common shares valued at $9,000 for the acquisition of a mineral property (Notes 3, 6 and 0).

During the year ended 31 December 2006, an officer, director and shareholder made contributions to capital for management fees and rent of $6,800 (31 December 2005 - $Nil, cumulative - $$6,800) and $1,200 (31 December 2005 - $Nil, cumulative - $1,200) respectively (Notes 6 and 7).

ITEM 8. CHANGE AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None--Not Applicable

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mr. Xinos has evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, she has concluded that our current disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change during the fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None - Not Applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

The following table sets forth the names, positions and ages of our executive officer and directors.

Name	Age	Position	Since

John Xinos	39	President, CEO, CFO, Treasurer, Principal Accounting Officer, Secretary and Director	May 13, 2005

Mr. Xinos has held the above offices/positions since inception and is expected to hold said offices/positions until the next meeting of stockholders.

Background of Officers and Directors

The principal occupation and business experience during the last five years for our present director and executive officer is as follows:

John Xinos has been the President, CEO, Treasurer, CFO, Secretary, and Director of Mistral Ventures Inc. since inception. For the past 7 years, Mr. Xinos has been the owner and president of two private companies - Pine

Street Investments and Fir Street Investments - which are solely involved in the purchase and/or rental or sale of real estate within British Columbia. Mr. Xinos has studied business management at the University of British Columbia although has not registered for the final year required to complete a degree. Mr. Xinos holds a Free Miner's Certificate and has registered for a BCeID (British Columbia electronic Identification). Mr. Xinos currently devotes approximately 5-7 hours per week to our business.

Significant Employees

We do not have any employees who are not executive officers, but who are expected to make a significant contribution to our business.

Involvement in Certain Legal Proceedings

During the past five years, our sole director and officer has not been:

    a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
    convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
    subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
    found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Family Relationships

Not Applicable. We currently have only one director and officer, Mr. Xinos.

Audit Committee Financial Expert

We do not have a standing Audit Committee. The functions of the Audit Committee are currently assumed by our Board of Directors which consists of one person. Additionally, we do not have a member on its board of directors that has been designated as an audit committee "financial expert." We do not believe that the addition of such an expert would add anything meaningful to our company at this time. It is also unlikely we would be able to attract an independent financial expert to serve on our Board of Directors at this stage of our development. In order to entice such a director to join our Board of Directors, we would probably need to acquire directors' errors and omission liability insurance and provide some form of meaningful compensation to such a director; two things we are unable to afford at this time.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under the securities laws of the United States, our directors, executive officers (and certain other officers) and any persons holding more than 10% of our outstanding voting securities are required to report their ownership in our securities and any changes in that ownership to the SEC. Based solely upon reliance on the verbal and written representations of our director and officer, we believe we are in compliance with Section 16(a) of the Securities Exchange Act of 1934. Under this section Mr. Xinos was required to file a Form 3 initial report with the Securities and Exchange Commission and is now required to file a Form 4 on any subsequent changes. Mr. Xinos has not bought or sold any securities since the completion of our offering under Form SB-2 in September 2006.

Code of Ethics

We have not adopted a Code of Ethics at this time and we are reviewing the necessity of adopting such a document at this time given the composition of our Board of Directors and Officer and our scale of its operations at this time.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation of Executive Officers

The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2006, and 2005 to the persons who served as our Chief Executive Officers, and each of the two other most highly compensated executive officers during 2006 and 2005 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonquali-fied Deferred Compen-sation ($)	All Other Compen-sation ($)	Total ($)
John Xinos President CEO, CFO and Director(1)	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes:
(1)	Mr. Xinos was appointed President, CEO, CFO, Treasurer, Principal Accounting Officer, Secretary and a Director of the Company on May 13, 2005, the date of our formation.
(2)	During the year ended December 31, 2006, Mr. Xinos made contributions to capital of $6,800. In our audited financial statements these amounts have been recorded as management fees.

Compensation of Directors

No cash compensation was paid to any of our directors for their director's services as a director during the fiscal year ended December 31, 2006 or since our inception. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments in the last two years.

Employment Contracts and Termination of Employment or Change of Control

There are no compensatory plans or arrangements, including payments to be received from us, with respect to anyone which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with us or our subsidiaries, or any change in control of us, or a change in the person's responsibilities following a changing in control of us; whether the value of such compensation exceeds $100,000 per executive officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Table of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our common stock beneficially owned as of March 12, 2007 (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. As of March 28, 2007, there were 3,800,000 shares of our common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
John Xinos 809-4438 West 10th Avenue Vancouver BC Canada V6R 4R8	1,800,000 (Restricted securities as defined in the Securities Act of 1933)	47%
All officers and directors as a group (1 person).	1,800,000 (Restricted securities as defined in the Securities Act of 1933)	47%
Notes:
(1)	Unless otherwise indicated, the named party is believed to have sole investment and voting control of the shares set forth in the above table.

There are currently no options, warrants, rights or other securities conversion privileges granted to our officer, director or beneficial owner.

No Equity Compensation Plan

We do not have an equity compensation plan.

Changes in Control

There have been no changes in control of the Company since inception and no changes are planned or anticipated.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On October 27, 2005 we sold 900,000 shares of our common stock at $0.01 per share to John Xinos, the sole director and officer of the Company.

On February 9, 2006, we acquired an interest in the Gold Bug Property from John Xinos, the sole director and officer of the Company and issued him 900,000 shares of our common stock valued at $0.01 per share for this property.

During the year ended December 31, 2006, John Xinos, our sole officer and director of the Company made contributions to capital for management fees and rent of $6,800 and $1,200 respectively. These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital in our financial statements.

Director Independence

We currently do not have any independent directors, as the term "independent" is defined by the rules of the Nasdaq Stock Market (Note: Our shares of common stock are not listed on NASDAQ or any other national securities exchange and this reference is used for definition purposes only). We currently only have one director on our Board of Directors.

ITEM 13. EXHIBITS
Exhibit Number	Exhibit Title

3(i)	Articles of Incorporation(1)
3(ii)	Bylaws(1)
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

Notes:  (1) Incorporated by reference from our Form SB-2 Registration Statement, filed April 20, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

James Stafford, Chartered Accountants, audited our financial statements for fiscal 2005 and 2006, as well as the quarterly statements for fiscal 2006. The following is an aggregate of fees billed for each of the last fiscal year for professional services rendered by our principal accountants:

	2006	2005
Audit fees - auditing of our annual financial statements and preparation of auditors' report.	$ 5,141.00	-
Audit-related fees - review of each of the quarterly financial statements.	$ 12,051.47	-
Tax fees - preparation and filing of three major tax-related forms and tax planning.	-	-
All other fees - other services provided by our principal accountants.	-	-
Total fees paid or accrued to our principal accountants	$ 17,192.47	-

Pre-Approval Polices and Procedures

We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our audit committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and review assurance services.

We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices adopted by the audit committee effective during fiscal 2006. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the audit committee of the board of directors has determined that payment of the above audit fees is in conformance with the independent status of our company's principal independent accountants. Before engaging the auditors in additional services, the audit committee considers how these services will impact the entire engagement and independence factors.

The Board of Directors have pre-approved specifically identified non-audit related services, including tax compliance, review of tax returns, documentation of processes and controls as submitted to the Board of Directors from time to time.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISTRAL VENTURES, INC.

/s/ John Xinos
By:	John Xinos, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director
Date:	March 29, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 29, 2007.

/s/ John Xinos
By:	John Xinos, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director
Date:	March 29, 2007