Form 10QSB
period 2007-03-31
MISTRAL VENTURES INC
filed 2007-05-14
CIK 1329944

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

☐      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 0001329944

MISTRAL VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	20-2745790 (IRS Employer Identification Number)

809-4438 West 10th Avenue, Vancouver, British Columbia V6R 4R8, Canada
(Address of Principal Executive Office)          (Zip Code)

(604) 725-4160
(Issuer’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑                         No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑                         No ☐

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of May 15, 2007 was 2,690,000.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our”, and “us”, refer to Mistral Ventures, Inc., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Mistral Ventures, Inc.
(An Exploration Stage Company)
Balance Sheets
---------------------------------------------------------------------------------------------------------------------------------------
(Expressed in U.S. Dollars)
(Unaudited)

                                                                                           As at 31              As at 31
                                                                                              March              December
                                                                                               2007                  2006
                                                                                        (Unaudited)             (Audited)
                                                                                                  $                     $

Assets

Current
Cash and cash equivalents                                                                    18,096                77,624
Prepaid expenses                                                                                687                   687
                                                                                  ------------------     -----------------
                                                                                  ------------------     -----------------

                                                                                             18,783                78,311
                                                                                  ------------------     -----------------
                                                                                  ------------------     -----------------

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)                                            13,969                 9,845
                                                                                  ------------------     -----------------
                                                                                  ------------------     -----------------

Stockholder's equity
Capital stock (Note 6)
Authorized
  75,000,000 common shares, par value $0.001
Issued and outstanding
  31 March 2007 - 2,690,000 common shares, par value $0.001
  31 December 2006 - 3,800,000 common shares, par value $0.001                                2,690                 3,800
Warrants (Note 6)                                                                                 4                    10
Additional paid-in capital                                                                   69,806               122,190
Deficit, accumulated during the exploration stage                                          (67,686)              (57,534)
                                                                                  ------------------     -----------------
                                                                                  ------------------     -----------------

                                                                                              4,814                68,466
                                                                                  ------------------     -----------------
                                                                                  ------------------     -----------------

                                                                                             18,783                78,311
                                                                                  ------------------     -----------------

Nature and Continuance of Operations (Note 1)
                  .........

                                                      See the Accompanying Notes

Mistral Ventures, Inc.
(An Exploration Stage Company)
Statements of Operations
---------------------------------------------------------------------------------------------------------------------------------------
(Expressed in U.S. Dollars)
(Unaudited)

                                                                      For the period             For the            For the
                                                                       from the date
                                                                     of inception on
                                                                      13 May 2005 to         three month        three month
                                                                                  31     period ended 31    period ended 31
                                                                          March 2007          March 2007         March 2006
                                                                                   $                   $                  $

Expenses
Acquisition of a mineral property (Notes 3, 5, 6 and 8)                        9,000                   -              9,000
Mineral property exploration costs                                             5,230                   -                  -
Legal and accounting                                                          35,864               5,240              8,178
Listing and filing fees                                                        1,174                 412                  -
Management fees (Notes 5 and 6)                                               11,000               4,200              1,700
Office and miscellaneous                                                       1,027                   -                855
Rent (Notes 5 and 6)                                                           1,500                 300                300
Transfer agent fees                                                            2,891                   -                203
                                                                     ----------------
                                                                     ----------------    ----------------    ---------------

Net loss for the period                                                     (67,686)            (10,152)           (20,236)
                                                                     ----------------    ----------------    ---------------
                                                                     ----------------    ----------------    ---------------

Basic and diluted loss per common share                                                          (0.003)            (0.014)
                                                                                         ----------------    ---------------
                                                                                         ----------------    ---------------

Weighted average number of common shares used in per share
calculations                                                                                   3,144,333          1,400,000
                                                                                         ----------------    ---------------

                                                      See the Accompanying Notes

Mistral Ventures, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------------------------
(Unaudited)

                                                                            For the period     For the three     For the three
                                                                             from the date
                                                                              of inception
                                                                            on 13 May 2005      month period      month period
                                                                               to 31 March    ended 31 March    ended 31 March
                                                                                      2007              2007              2006
                                                                                         $                 $                 $

Cash flows from operating activities
Net loss for the period                                                           (67,686)          (10,152)          (20,236)
Adjustments to reconcile loss to net cash used by operating
activities
   Acquisition of a mineral property (Notes 3, 5, 6 and 8)                           9,000                 -             9,000
   Contributions to capital by related party - expenses (Notes 5, 6
   and 8)                                                                           10,000             2,000             2,000
    Shares issued to director (Notes 5, 6 and 8)                                     2,500             2,500                 -
Changes in operating assets and liabilities
   Increase (decrease) in prepaid expenses                                           (687)                 -               150
  Increase in accounts payable and accrued liabilities                              13,969             4,124             6,178
                                                                         ------------------    --------------    --------------
                                                                         ------------------    --------------    --------------

                                                                                  (32,904)           (1,528)           (2,908)
                                                                         ------------------    --------------    --------------
                                                                         ------------------    --------------    --------------

Cash flows from financing activities
Common shares issued (rescinded) for cash (Note 6)                                  50,990          (58,000)                 -
Warrants issued for cash                                                                10                 -                 -
                                                                         ------------------    --------------    --------------

                                                                                    51,000          (58,000)                 -
                                                                         ------------------    --------------    --------------
                                                                         ------------------    --------------    --------------

Increase in cash and cash equivalents                                               18,096          (59,528)           (2,908)

Cash and cash equivalents, beginning of period                                           -            77,624             8,677
                                                                         ------------------    --------------    --------------
                                                                         ------------------    --------------    --------------

Cash and cash equivalents, end of period                                            18,096            18,096             5,769
                                                                         ------------------    --------------    --------------

Supplemental Disclosures with Respect to Cash Flows (Note 8)

                                                       See the Accompanying Note

Mistral Ventures, Inc.
(An Exploration Stage Company)
Statement of Changes in Stockholders' Equity
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------------------------------------------
(Unaudited)

                                                                  Number of common        Capital        Additional       Warrants            Deficit,    Stockholder's
                                                                                                                                           accumulated
                                                                                                            paid-in                         during the
                                                                     shares issued          stock           capital                  exploration stage           equity
                                                                                                $                 $              $                   $                $

Balance at 13 May 2005 (inception)
  Common shares issued for cash  ($0.001 per share)                        900,000            900             8,100              -                   -            9,000
  Net loss for the period                                                        -              -                 -                            (5,773)          (5,773)
                                                                   ----------------    -----------     -------------    -----------    ----------------    -------------
                                                                   ----------------    -----------     -------------    -----------    ----------------    -------------

Balance at 31 December 2005                                                900,000            900             8,100              -             (5,773)            3,227
  Common shares issued for a mineral property ($0.001 per
  share) (Notes 3, 5 and 8)                                                900,000            900             8,100              -                   -            9,000
  Common shares issued for cash ($0.05 per unit) - 20
  September 2006 (Note 6)                                                2,000,000          2,000            97,990              -                   -           99,990
  Warrants granted for cash (Note 6)                                             -              -                 -             10                   -               10
  Contributions to capital by related party - expenses (Notes
  5, 6 and 8)                                                                    -              -             8,000              -                   -            8,000
  Net loss for the year                                                          -              -                 -                           (51,761)         (51,761)
                                                                   ----------------    -----------     -------------    -----------    ----------------    -------------
                                                                   ----------------    -----------     -------------    -----------    ----------------    -------------

Balance at 31 December 2006                                              3,800,000          3,800           122,190             10            (57,534)           68,466
  Common shares rescinded for cash ($0.001 per share) - 9
  February 2007 (Note 6)                                               (1,160,000)        (1,160)          (56,834)            (6)                   -         (58,000)
  Common shares issued to a director ($0.001 per share) - 29
  March 2007 (Notes 5, 6 and 8)                                             50,000             50             2,450              -                   -            2,500
  Contributions to capital by related party - expenses (Notes
  5, 6 and 8)                                                                    -              -             2,000              -                   -            2,000
  Net loss for the period                                                        -              -                 -              -            (10,152)         (10,152)
                                                                   ----------------    -----------     -------------    -----------    ----------------    -------------
                                                                   ----------------    -----------     -------------    -----------    ----------------    -------------

Balance at 31 March 2007                                                 2,690,000          2,690            69,806              4            (67,686)            4,814
                                                                   ----------------    -----------     -------------    -----------    ----------------    -------------
                                                      See the Accompanying Notes

Mistral Ventures, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

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

The Company is an exploration stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 and Industry Guide 7 of the Securities and Exchange Commission Industry Guide. The Company has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

The Company’s financial statements as at 31 March 2007 and for the three month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $10,152 for the three month period ended 31 March 2007 (31 March 2006 — $20,236) and has working capital of $4,814 at 31 March 2007 (31 December 2006 – working capital of $68,466).

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

At 31 March 2007, the Company has suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mistral Ventures, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

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

Mistral Ventures, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

2.     Significant Accounting Policies (continued)

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

Mistral Ventures, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

2.     Significant Accounting Policies (continued)

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

      Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 13 May 2005 to 31 December 2006.

Mistral Ventures, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

2.     Significant Accounting Policies (continued)

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

      Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Mistral Ventures, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

2.     Significant Accounting Policies (continued)

      Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 159 and the potential impact on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending December 31, 2007. The Company is currently reviewing the impact of this statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on January 1, 2008. The Company is currently reviewing the impact of this statement.

Mistral Ventures, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

2.     Significant Accounting Policies (continued)

        Recent accounting pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g. 1 January 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said SFAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

3. Mineral Property

During the year ended 31 December 2006, the Company acquired a 100% interest in a mineral property located in the Greenwood Mining Division, British Columbia (the “Gold Bug Property”) from a director and shareholder of the Company for proceeds of 900,000 common shares of the Company valued at $9,000. The Gold Bug Property is currently held in trust for the Company by the director and shareholder (Notes 5 and 8). In October 2006, the Company commenced the “Phase 1A Exploration Program” on the Gold Bug Property. Exploration expenditures for the year ended 31 December 2006 on the Gold Bug Property total $5,230 and consist of consulting, geology and engineering, and travel of $2,550, $2,005 and $675 respectively.

        There have been no further expenditures on this property in 2007.

4. Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Mistral Ventures, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

5. Related Party Transactions

During the three month period ended 31 March 2007, 50,000 shares were issued to a director and officer of the Company as incentive for joining the Board of Directors. These shares were valued at $2,500 and have been recorded as an increase in non-cash expenditures and an increase in common stock and additional paid-in capital (Note 6).

During the three month period ended 31 March 2007, an officer, director and shareholder of the Company made contributions to capital for management fees and rent of $1,700 (31 March 2006 — $1,700, cumulative — $8,500) and $300 (31 March 2006 — $300, cumulative — $1,500) respectively (Notes 6 and 8). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

During the year ended 31 December 2006, the Company acquired an interest in the Gold Bug Property from a director and shareholder of the Company (Notes 3, 6 and 8).

6. Capital Stock

      Authorized

        The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

      Issued and outstanding

        The total issued and outstanding capital stock is 2,690,000 common shares with a par value of $0.001 per common share.

i.	On 9 February 2006, the Company issued 900,000 common shares valued at $0.01 per share for the acquisition of a mineral property (Notes 3, 5 and 8).

ii.

On 20 September 2006, 2,000,000 Units (the “Units”) of the Company were issued for cash proceeds of $100,000. Each Unit consists of one common share of the Company and two share purchase warrants. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.10 per common share expiring 19 September 2008 (Note 6).

iii.	On 9 February 2007, the Company chose to offer a rescission to shareholders who were not accredited investors. In total, 1,160,000 shares valued at $58,000 were rescinded (Note 6).

iv.	During the three month period ended 31 March 2007, an officer, director and shareholder of the Company made contributions to capital by the payment of the Company’s expenses (Notes 5 and 8).

Mistral Ventures, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

6.     Capital Stock (continued)

        Issued and outstanding (continued)

v.

During the three month period ended 31 March 2007, 50,000 shares were issued to a director and officer of the Company as incentive for joining the Board of Directors. These shares were valued at $2,500 and have been recorded as an increase in non-cash expenditures and an increase in common stock and additional paid-in capital (Notes 5 and 8).

      Warrants

        The following share purchase warrants were outstanding at 31 March 2007:

                                                                                                           Remaining
                                                              Exercise                Number        contractual life
                                                                 price           of warrants                 (years)
                                                                     $

       Warrants                                                   0.10             1,680,000                     1.5
                                                                           ------------------

       The following is a summary of warrant activities during the three month period ended 31 March 2007:

                                                                                    Number of      Weighted average
                                                                                     warrants        exercise price
                                                                                                                  $

       Outstanding and exercisable at 1 January 2007                                4,000,000                  0.10

       Granted                                                                              -                     -
       Exercised                                                                            -                     -
       Expired                                                                              -                     -
       Rescinded                                                                  (2,320,000)                     -
                                                                              ----------------    ------------------
                                                                              ----------------    ------------------

       Outstanding and exercisable at 31 March 2007                                 1,680,000                  0.10
                                                                              ----------------    ------------------

       Weighted average fair value of warrants outstanding and
       exercisable at 31 March 2007                                                                        0.000002
                                                                                                  ------------------
The weighted average grant date fair value of warrants issued during the year ended 31 March 2007 is $0.000002 per warrant. The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

Mistral Ventures, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

6.     Capital Stock (continued)

      Warrants (continued)

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

Option pricing models require the input of highly subjective assumptions including the estimate of the share price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

7. Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 2007. There are no current or deferred tax expenses for the period ended 31 March 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Mistral Ventures, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

7.     Income Taxes (continued)

        The provision for refundable federal income tax consists of the following:

                                                                              For the three          For the three
                                                                               month period           month period
                                                                             ended 31 March         ended 31 March
                                                                                       2007                   2006
                                                                                          $                      $

       Deferred tax asset attributable to:
       Current operations                                                             3,452                  6,880
       Contributions to capital by related party - expenses                           (680)                  (680)
       Stock based compensation                                                       (850)                      -
       Less: Change in valuation allowance                                          (1,922)                (6,200)
                                                                          ------------------    -------------------

       Net refundable amount                                                              -                      -
                                                                          ------------------    -------------------

       The composition of the Company's deferred tax assets as at 31 March 2007 and 31 December 2006 are as follows:

                                                                                              31        31 December
                                                                                           March
                                                                                            2007               2006
                                                                                               $                  $

       Net income tax operating loss carry forward                                      (55,187)           (49,534)
                                                                                  ---------------    ---------------
                                                                                  ---------------    ---------------

       Statutory federal income tax rate                                                     34%                34%
       Effective income tax rate                                                              0%                 0%

       Deferred tax assets                                                                18,763             16,842
       Less: Valuation allowance                                                        (18,763)           (16,842)
                                                                                  ---------------    ---------------
                                                                                  ---------------    ---------------

       Net deferred tax asset                                                                  -                  -
                                                                                  ---------------    ---------------

        The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 March 2007, the Company has an unused net operating loss carry forward balance of approximately $55,187 that is available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires between the years 2026 and 2027.

Mistral Ventures, Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

8. Supplemental Disclosures with Respect to Cash Flows

                                                         For the period         For the three         For the three
                                                       from the date of
                                                        inception on 13          month period          month period
                                                         May 2005 to 31        ended 31 March        ended 31 March
                                                             March 2007                  2007                  2006
                                                                      $                                           $

       Cash paid during the year for
            interest                                                  -                     -                     -
       Cash paid during the year for
            income taxes                                              -                     -                     -
During the three month period ended 31 March 2007, an officer and director received 50,000 shares of common stock, valued at $2,500, as incentive for joining the Company’s Board of Directors (Notes 5 and 6).

During the three month period ended 31 March 2007, an officer, director and shareholder made contributions to capital for management fees and rent of $1,700 (31 March 2006 — $1,700, cumulative — $8,500) and $300 (31 March 2006 — $300, cumulative — $1,500) respectively (Notes 5 and 6).

During the year ended 31 December 2006, the Company issued 900,000 common shares valued at $9,000 for the acquisition of a mineral property (Notes 3, 5 and 6).

ITEM 2.       MANAGEMENT'S PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended March 31, 2007. Our fiscal year end is December 31.

General

Mistral Ventures Inc. was incorporated in the State of Nevada on May 13, 2005 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues and limited operating history. By “exploration stage” we mean that we were engaged in the search for mineral deposits or reserves and not in either development or production. Our only assets are cash in the bank and prepaid expenses in the amount of $18,783 and our mining property, known as the Gold Bug Project, located in south central British Columbia, Canada.

Exploration

The Company completed Phase 1A of an exploration program on the Gold Bug Project in November of 2006 with an independent exploration crew managed by Madman Mining Co., Ltd. Samples taken from the claim, tested and evaluated.

A grid was emplaced with cross lines over the claim. A total of 25 soil samples were collected from within each of the cross lines over the central portion of the grid. The soil samples covered the area in which the old workings are located as well as the known and projected strike/extension of the quartz vein. The soil samples were analyzed for gold and 28 other elements including copper, zinc, lead and silver. While the vein produced a weak geochemical trace for copper and zinc it failed to return anomalous values of gold or silver.

A total of 14 rock samples of vein material from old sites on the property were also analyzed. Slightly anomalous values of gold, copper, silver, lead and zinc were present in the rock samples, but the values did not approach ore grade.

The exploration program demonstrated that the target vein is narrow, with a limited strike length that does not host economic mineralization. In addition, exploration efforts failed to locate any other mineralized areas within the property. Madman Mining Co., Ltd. recommended that no further work should be completed on the Gold Bug Project, which recommendation was considered and adopted by the Company.

Plan of Operation

The Company’s plan of operation for the coming year is to seek alternative business combinations or acquisitions to create value for our shareholders. We do not plan to limit our options to any particular industry, but will evaluate each opportunity on its merits. The Company has adopted a conservative policy of seeking opportunities that it considers to be of exceptional quality. Therefore, we may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon us, the greater may be its competitive disadvantage when vying with other acquiring interests or entities.

We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

Results of Operations

During the period ended March 31, 2007, the Company was involved in the evaluation of the exploration program completed on the Gold Bug Project. Based on the results of that program the Company is now in the process of identifying a prospective business opportunity, which opportunity if acquired, may or may not produce revenue. Therefore, due to this uncertainty, the Company does not expect any revenues until such time as a revenue producing acquisition is accomplished and thus will likely continue to operate at a loss.

Net Loss

Since inception to March 31, 2007, the Company has recorded an operating loss of $67,686, which is primarily attributable to losses from general and administrative expenses which include costs directly related to the exploration program including sampling and test results.

Net losses for the three month period ended March 31, 2007, were $10,152 as compared to net losses of $20,236 for the three month period ended March 31, 2006. Net losses during the current three month period can be attributed to general and administrative expenses. During the three month period ended March 31, 2007, the Company did not realize any revenues from operations.

The Company expects to continue to operate at a loss through fiscal 2007 and cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures from inception to March 31, 2007.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. However, the Company has not recorded this benefit in the financial statements because it cannot be assured that we will utilize the net operating losses carried forward in future years.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years and that it can offset inflationary increases by improving operating efficiencies.

Capital Resources and Liquidity

The Company is in the exploration stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current and total assets of $18,783 as of the three month period ended March 31, 2007, consisting of $18,096 in cash on hand and $687 in prepaid expenses with current and total liabilities of $13,969 as of March 31, 2007. Net stockholders’ equity in the Company was $4,814 at March 31, 2007.

Cash flow used in operating activities was $32,904 for the period from inception to March 31, 2007. Cash flow used in operating activities was $1,528 for the three month period ended March 31, 2007, as compared to cash flow used in operating activities of $2,908 for the three month period ended March 31, 2006. Cash flow used in operating activities in the current three month period was used for general and administrative expenses.

Cash flow provided by financing activities for the period from inception to March 31, 2007 was $51,000. Cash flow used in financing activities for the three month period ended March 31, 2007 was 58,000 as compared to cash flow used in financing activities of $0 for the three month period ended March 31, 2006. The cash flow used in financing activities during the current three month period is attributable to the rescission of certain proceeds received from the sale of common stock.

The Company’s current assets may not be sufficient to conduct its plan of operation over the next twelve (12) months. Further, should the Company acquire a business opportunity over the next twelve month period, cash requirements may exceed current assets and the Company will have to seek debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. The Company’s major shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise.

The Company had no formal long term lines or credit or other bank financing arrangements as of March 31, 2007.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2006 included in the Company’s Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations

In September 2006, the Securities and Exchange Commission (“Commission”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Plan of Operation” with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

- our anticipated financial performance and business plan;

- the sufficiency of existing capital resources;

- our ability to raise additional capital to fund cash requirements for future operations;

- uncertainties related to the Company's future business prospects;

- the ability of the Company to generate revenues to fund future operations;

 - the volatility of the stock market and;

- general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors” below. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

Risks Factors

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in our quarterly report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 2005, we have incurred expenses but realized no revenue, resulting in continuing losses and an accumulated deficit of $67,686 as at March 31, 2007. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission. Our only expectation of future profitability is dependent upon our ability to develop or acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

The Company’s limited financial resources cast severe doubt on our ability to acquire a profitable business opportunity.

The Company’s future operation is dependent upon the development or acquisition of a profitable business opportunity. However, the prospect of such a business opportunity is doubtful due to the Company’s limited financial resources. Since we have no current business, the Company is in a limited position to improve this financial condition through debt or equity offerings. Therefore, this limitation may act as a deterrent in future negotiations with prospective business opportunities. Should we be unable to develop or acquire a profitable business opportunity the Company will, in all likelihood, be forced to cease operations.

A public market for our common stock is yet to develop.

A public market for our common stock is yet to develop despite our quotation on the Over the Counter Bulletin Board. Should a public market develop it may be limited due to low trading volume and a small number of brokerage firms acting as market makers. Because of the limitations of our market and the prospective volatility of the market price of our stock, investors may face difficulties in selling their shares.

We may incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We may incur significant legal, accounting and other expenses as a result of being quoted on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission have required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2008, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Going Concern

The Company’s auditors have noted substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $67,686 as of March 31, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.      CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended March 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On March 28, 2007, the Company authorized the issuance of 50,000 shares of common stock to Kent Carasquero as an incentive for his appointment as an officer and director valued at $2,500 or $0.05 per share. The Company relied upon exemptions from securities registration pursuant to Section 4(2) and Regulation S promulgated by the Commission pursuant to the Securities Act of 1933, as amended.

The Company complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who was issued the stock as an incentive to joining the board of directors; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company complied with the requirements of Regulation S by having no directed offering efforts made in the United States, by offering only to an offeree who was outside the United States at the time of issuance, and ensuring that the person to whom the stock was issued is a non-U.S. offeree with an address in a foreign country.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 30 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of May, 2007.

Mistral Ventures, Inc.

/s/ John Xinos

John Xinos

Chief Executive Officer and Director

/s/ Kent Carasquero

Kent Carasquero

Chief Financial Officer, Principal Accounting Officer and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed April 20, 2006).
3(ii)	*	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed April 20, 2006).
31(i)	Attached	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(ii)	Attached	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(i)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(ii)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from previous filings of the Company.