Form 10QSB
period 2007-06-30
MISTRAL VENTURES INC
filed 2007-08-14
CIK 1329944

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

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

Yes ☑                         No ☐

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of August 13, 2007 was 16,140,000.

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

Mistral Ventures, Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	As at 30 June 2007 (Unaudited)	As at 31 December 2006 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	4,396	77,624
Prepaid expenses	-	687

	4,396	78,311

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	9,382	9,845

Stockholder’s equity
Capital stock (Note 6)
Authorized
450,000,000 common shares, par value $0.001
Issued and outstanding
30 June 2007 – 16,140,000 common shares, par value $0.001
31 December 2006 – 22,800,000 common shares, par value $0.001	16,140	3,800
Warrants (Note 6)	4	10
Additional paid-in capital	58,356	122,190
Deficit, accumulated during the exploration stage	(79,486)	(57,534)

	(4,986)	68,466

	4,396	78,311

Nature and Continuance of Operations (Note 1)

Mistral Ventures, Inc.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 13 May 2005 to 30 June 2007	For the six month period ended 30 June 2007	For the six month period ended 30 June 2006
	$	$	$

Expenses
Acquisition of a mineral property (Notes 3, 5, 6 and 8)	9,000	-	9,000
Mineral property exploration costs	5,230	-	-
Legal and accounting	42,507	11,883	9,605
Listing and filing fees	2,566	1,804	-
Management fees (Notes 5 and 6)	12,700	5,900	3,400
Office and miscellaneous	1,977	950	999
Rent (Notes 5 and 6)	1,800	600	600
Transfer agent fees	3,706	815	393

Net loss for the period	(79,486)	(21,952)	(23,997)

Basic and diluted loss per common share		(0.001)	(0.002)

Weighted average number of common shares used in per share calculations		17,495,470	9,636,462

Mistral Ventures, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 13 May 2005 to 30 June 2007	For the six month period ended 30 June 2007	For the six month period ended 30 June 2006
	$	$	$

Cash flows from operating activities
Net loss for the period	(79,486)	(21,952)	(23,997)
Adjustments to reconcile loss to net cash used by operating activities
Acquisition of a mineral property (Notes 3, 5, 6 and 8)	9,000	-	9,000
Contributions to capital by related party – expenses (Notes 5, 6 and 8)	12,000	4,000	4,000
Management fees (Notes 5, 6 and 8)	2,500	2,500	-
Changes in operating assets and liabilities
Increase in prepaid expenses	-	687	250
Increase (decrease) in accounts payable and accrued liabilities	9,382	(463)	(2,560)

	(46,604)	(15,228)	(13,307)

Cash flows from financing activities
Common shares issued (rescinded) for cash (Note 6)	50,990	(58,000)	-
Proceeds from related party	-	-	7,000
Warrants issued for cash	10	-	-

	51,000	(58,000)	7,000

Increase in cash and cash equivalents	4,396	(73,228)	(6,307)

Cash and cash equivalents, beginning of period	-	77,624	8,677

Cash and cash equivalents, end of period	4,396	4,396	2,370

Supplemental Disclosures with Respect to Cash Flows (Note 8)

Mistral Ventures, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

	Number of common shares issued	Capital stock	Additional paid-in capital	Warrants	Deficit, accumulated during the exploration stage	Stockholder’s equity
		$	$	$	$	$

Balance at 13 May 2005 (inception)
Common shares issued for cash ($0.001 per share)	5,400,000	5,400	3,600	-	-	9,000
Net loss for the period	-	-	-		(5,773)	(5,773)

Balance at 31 December 2005	5,400,000	5,400	3,600	-	(5,773)	3,227
Common shares issued for a mineral property ($0.001 per share) (Notes 3, 5 and 8)	5,400,000	5,400	3,600	-	-	9,000
Common shares issued for cash ($0.05 per unit) – 20 September 2006 (Note 6)	12,000,000	12,000	87,990	-	-	99,990
Warrants granted for cash (Note 6)	-	-	-	10	-	10
Contributions to capital by related party – expenses (Notes 5, 6 and 8)	-	-	8,000	-	-	8,000
Net loss for the year	-	-	-		(51,761)	(51,761)

Balance at 31 December 2006	22,800,000	22,800	103,190	10	(57,534)	68,466
Common shares rescinded for cash ($0.001 per share) – 9 February 2007 (Note 6)	(6,960,000)	(6,960)	(51,034)	(6)	-	(58,000)
Common shares issued to a director ($0.001 per share) – 29 March 2007 (Notes 5, 6 and 8)	300,000	300	2,200	-	-	2,500
Contributions to capital by related party – expenses (Notes 5, 6 and 8)	-	-	4,000	-	-	4,000
Net loss for the period	-	-	-	-	(21,952)	(21,952)

Balance at 30 June 2007	16,140,000	16,140	58,356	4	(79,486)	(4,986)

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2007

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

The Company’s financial statements as at 30 June 2007 and for the six month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $21,952 for the six month period ended 30 June 2007 (30 June 2006 - $23,997) and has a working capital deficit of $4,986 at 30 June 2007 (31 December 2006 – working capital of $68,466)

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2007. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 June 2007, the Company has suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2007

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

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of six months or less.

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

30 June 2007

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

30 June 2007

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

30 June 2007

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

30 June 2007

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

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFASNo. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the requirements of SFAS 159 and the potential impact on the Company’s financial statements.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2007

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

30 June 2007

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

During the year ended 31 December 2006, the Company acquired a 100% interest in a mineral property located in the Greenwood Mining Division, British Columbia (the “Gold Bug Property”) from a director and shareholder of the Company for proceeds of 5,400,000 common shares of the Company valued at $9,000. The Gold Bug Property is currently held in trust for the Company by the director and shareholder (Notes 5, 6 and 8). In October 2006, the Company commenced the “Phase 1A Exploration Program” on the Gold Bug Property. Exploration expenditures for the year ended 31 December 2006 on the Gold Bug Property total $5,230 and consist of consulting, geology and engineering, and travel of $2,550, $2,005 and $675 respectively.

There have been no further expenditures on this property in 2007.

On 12 April 2007, the Company received the results of the Phase 1A Exploration Program. The results were not favorable and no further work is anticipated at this time.

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Related Party Transactions

During the six month period ended 30 June 2007, 300,000 shares were issued to a director and officer of the Company as incentive for joining the Board of Directors. These shares were valued at $2,500 and have been recorded as an increase in non-cash management fee expenditures and an increase in common stock and additional paid-in capital (Note 8).

During the six month period ended 30 June 2007, an officer, director and shareholder of the Company made contributions to capital for management fees and rent of $3,400 (30 June 2006 - $3,400, cumulative - $10,200) and $600 (30 June 2006 - $600, cumulative - $1,800) respectively (Notes 6 and 8). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2007

During the year ended 31 December 2006, the Company acquired an interest in the Gold Bug Property from a director and shareholder of the Company (Notes 3, 6 and 8).

6.	Capital Stock

Authorized

The total authorized capital is 450,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 16,140,000 common shares with a par value of $0.001 per common share.

i.	On 9 February 2006, the Company issued 5,400,000 common shares valued at $0.01 per share for the acquisition of a mineral property (Notes 3, 5 and 8).

ii.

On 20 September 2006, 12,000,000 Units (the “Units”) of the Company were issued for cash proceeds of $100,000. Each Unit consists of one common share of the Company and two share purchase warrants. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.10 per common share expiring 19 September 2008 (Note 6).

iii.	On 9 February 2007, the Company chose to offer a rescission to shareholders who were not accredited investors. In total, 6,960,000 shares valued at $58,000 were rescinded (Note 6).

iv.

On 2 May 2007, the board of directors of the Company authorized a one to six forward split of all outstanding common shares and a corresponding forward increase in the Company’s authorized common stock pursuant to Section 78.209 of the Nevada Revised Statues. The forward split and increase in authorized common stock was made effective as of 1 June 2007. The effect of the forward split was to increase the number of the Company’s common shares issued and outstanding from 2,690,000 to 16,140,000 and to increase the Company’s authorized common shares from 75,000,000 shares par value $0.001 to 450,000,000 shares par value $0.001. The financial statements have been retroactively adjusted to reflect these stock splits.

v.	During the six month period ended 30 June 2007, an officer, director and shareholder of the Company made contributions to capital by the payment of the Company’s expenses (Notes 5 and 8).

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2007

vi.

During the six month period ended 30 June 2007, 300,000 shares were issued to a director and officer of the Company as incentive for joining the Board of Directors. These shares were valued at $2,500 and have been recorded as an increase in non-cash management fee expenditures and an increase in common stock and additional paid-in capital (Notes 5 and 8).

Warrants

The following share purchase warrants were outstanding at 30 June 2007:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.10	10,080,000	1.2

The following is a summary of warrant activities during the six month period ended 30 June 2007:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2007	24,000,000	0.10

Granted	-	-
Exercised	-	-
Expired	-	-
Rescinded	(13,920,000)	-

Outstanding and exercisable at 30 June 2007	10,080,000	0.10

Weighted average fair value of warrants outstanding and exercisable at 30 June 2007		0.000002

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2007

The weighted average grant date fair value of warrants issued during the year ended 30 June 2007 is $0.000002 per warrant. The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

30 June 2007

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

The Company has losses carried forward for income tax purposes to 30 June 2007. There are no current or deferred tax expenses for the period ended 30 June 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2007

The provision for refundable federal income tax consists of the following:

	For the six month period ended 30 June 2007	For the six month period ended 30 June 2006
	$	$

Deferred tax asset attributable to:
Current operations	7,464	8,159
Contributions to capital by related party – expenses	(1,360)	(1,360)
Stock based compensation	(850)	-
Less: Change in valuation allowance	(5,254)	(6,799)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 30 June 2007 and 31 December 2006 are as follows:

	30 June 2007	31 December 2006
	$	$

Net income tax operating loss carry forward	(64,986)	(49,534)

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax assets	22,095	16,842
Less: Valuation allowance	(22,095)	(16,842)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2007, the Company has an unused net operating loss carry forward balance of approximately $64,986 that is available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires between the years 2026 and 2027.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2007

8.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 13 May 2005 to 30 June 2007	For the six month period ended 30 June 2007	For the six month period ended 30 June 2006
	$		$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

During the six month period ended 30 June 2007, 300,000 shares were issued to a director and officer of the Company as incentive for joining the Board of Directors. These shares were valued at $2,500 and have been recorded as an increase in non-cash management fee expenditures and an increase in common stock and additional paid-in capital (Notes 5 and 8).

During the six month period ended 30 June 2007, an officer, director and shareholder made contributions to capital for management fees and rent of $3,400 (30 June 2006 - $3,400, cumulative - $10,200) and $600 (30 June 2006 - $600, cumulative - $1,800) respectively (Notes 5 and 6).

During the year ended 31 December 2006, the Company issued 5,400,000 common shares valued at $9,000 for the acquisition of a mineral property (Notes 3, 5 and 6).

ITEM 2.	MANAGEMENT’S PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2007. Our fiscal year end is December 31.

General

Mistral Ventures Inc. was incorporated in the State of Nevada on May 13, 2005 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage company with no revenues and limited operating history. By "exploration stage" we mean that we were engaged in the search for mineral deposits or reserves and not in either development or production. Our mining property, known as the Gold Bug Project, is located in south central British Columbia, Canada.

Exploration

The Company completed Phase 1A of an exploration program on the Gold Bug Project in November of 2006 with an independent exploration crew managed by Madman Mining Co., Ltd. Samples taken from the claim were tested and evaluated.

A grid was emplaced with cross lines over the claim. A total of 25 soil samples were collected from within each of the cross lines over the central portion of the grid. The soil samples covered the area in which the old workings are located as well as the known and projected strike/extension of the quartz vein.The soil samples were analyzed for gold and 28 other elements including copper, zinc, lead and silver. While the vein produced a weak geochemical trace for copper and zinc it failed to return anomalous values of gold or silver.

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

Results of Operations

During the period ended June 30, 2007, the Company was involved in the evaluation of the exploration program completed on the Gold Bug Project. Based on the results of that program the Company is now in the process of identifying an alternative business opportunity, which opportunity if acquired, may or may not produce revenue. Due to this uncertainty, the Company does not expect any revenues until such time as a revenue producing acquisition is accomplished and thus will likely continue to operate at a loss.

Net Loss

Since inception to June 30, 2007, the Company recorded an operating loss of $79,486. Net losses for the six month period ended June 30, 2007 were $21,952 as compared to $23,997 for the six months ended June 30, 2006. The Company’s operating losses in the current six month period are attributable to general and administrative expenses including accounting costs, professional expenses and consulting fees. Expenses in prior periods have also included exploration costs directly related to our former precious metals exploration program. The Company has not generated any revenues since inception.

The Company expects to continue to operate at a loss through fiscal 2007 and cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures from inception to June 30, 2007.

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

Capital Resources and Liquidity

The Company had current and total assets of $4,396 as of the six month period ended June 30, 2007, consisting of cash on hand and total liabilities of $9,382 as of June 30, 2007. Net stockholders’ deficit in the Company was $4,986 at June 30, 2007. The Company is in the exploration stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $46,604 for the period from inception to June 30, 2007. Cash flow used in operating activities was $15,228 for the six month period ended June 30, 2007, as compared to cash flow used in operating activities of $13,307 for the six month period ended June 30, 2006. Cash flow used in operating activities in the current six month periods was used for general and administrative expenses.

Cash flow provided by financing activities for the period from inception to June 30, 2007 was $51,000. Cash flow used in financing activities for the six month period ended June 30, 2007 was $58,000 as compared to cash flow provided by financing activities of $7,000 for the six month period ended June 30, 2006. The cash flow used in financing activities during the current three and six month periods is attributable to the rescission of certain proceeds received from the sale of common stock.

Cash flow provided by investing activities for the period from inception to June 30, 2007 was $0.

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

The Company had no formal long term lines or credit or other bank financing arrangements as of June 30, 2007.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

Off Balance Sheet Arrangements

As of June 30, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Plan of Operation” with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

-	our anticipated financial performance and business plan;
-	the sufficiency of existing capital resources;
-	our ability to raise additional capital to fund cash requirements for future operations;
-	uncertainties related to the Company’s future business prospects;
-	the ability of the Company to generate revenues to fund future operations;
-	the volatility of the stock market and;
-	general economic conditions.

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

Since our inception in 2005, we have incurred expenses but realized no revenue, resulting in continuing losses and an accumulated deficit of $79,486 as at June 30, 2007. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission. Our only expectation of future profitability is dependent upon our ability to develop or acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

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

We may incur significant legal, accounting and other expenses as a result of being quoted on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective as of December 31, 2008, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Going Concern

The Company’s auditors have noted substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $79,486 as of June 30, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.	CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended June 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

On March 28, 2007, the Company authorized the issuance of 50,000 (300,000 post forward split –May 2, 2007) shares of common stock valued at $0.05 per share to Kent Carasquero as an incentive to him for agreeing to joining our board of directors pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

The Company complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who was issued the stock as an incentive for agreeing to join the board of directors; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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

The Company complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to an offeree who were outside the United States at the time the stock was issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 29 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13th day of August, 2007.

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