Form 10QSB
period 2007-09-30
MISTRAL VENTURES INC
filed 2007-11-14
CIK 1329944

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

☐      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 000-52028

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

Yes ☑                         No ☐

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of November 12, 2007 was 42,350,000.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Balance Sheet as of September, 2007	4
Unaudited Statements of Operations for the three and nine month periods ended September 30, 2007 and 2006 and the period from inception to September 30, 2007	5
Unaudited Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and the period from inception to September 30, 2007	6
Statement of Changes in Stockholders' Equity	7
Notes to the Unaudited Financial Statements	8

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	22
ITEM 3. CONTROLS AND PROCEDURES	31
PART II.
ITEM 1. LEGAL PROCEEDINGS	32
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	32
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	32
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32
ITEM 5. OTHER INFORMATION	33
ITEM 6. EXHIBITS	33
SIGNATURES	34
INDEX TO EXHIBITS	35

PART I

ITEM 1.	FINANCIAL STATEMENTS

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

Mistral Ventures, Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	As at 30 September 2007 (Unaudited)	As at 31 December 2006 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	499,530	77,624
Loans receivable (Note 4)	502,171	-
Prepaid expenses	-	687

	1,001,701	78,311

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	18,158	9,845
Due to related party (Note 6)	2,500	-

	20,658	9,845

Stockholder’s equity
Capital stock (Note 8)
Authorized
1,125,000,000 common shares, par value $0.001
Issued and outstanding
30 September 2007 – 40,350,000 common shares, par value $0.001
31 December 2006 – 57,000,000 common shares, par value $0.001	40,350	3,800
Share subscriptions received in advance (Note 8)	1,000,000	-
Warrants (Note 8)	10	10
Additional paid-in capital	36,140	122,190
Deficit, accumulated during the exploration stage	(95,457)	(57,534)

	981,043	68,466

	1,001,701	78,311

Nature and Continuance of Operations (Note 1) and Commitments (Note 10)

The accompanying notes are an integral part of these financial statements.

Mistral Ventures, Inc.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 13 May 2005 to 30 September 2007	For the nine month period ended 30 September 2007	For the nine month period ended 30 September 2006
	$	$	$

Expenses
Acquisition of a mineral property (Notes 3, 7, 8 and 11)	9,000	-	9,000
Mineral property exploration costs	5,230	-	-
Legal and accounting	56,508	25,884	15,158
Listing and filing fees	2,361	1,599	-
Management fees (Notes 7 and 11)	14,400	7,600	5,100
Office and miscellaneous	2,323	1,296	1,009
Rent (Notes 7 and 11)	2,100	900	900
Transfer agent fees	5,706	2,815	548

Net loss before other items	(97,628)	(40,094)	(31,715)

Other items
Interest income	2,171	2,171	-

Net loss for the period	(95,457)	(37,923)	(31,715)

Basic and diluted loss per common share		(0.001)	(0.001)

Weighted average number of common shares used in per share calculations		42,596,703	26,610,000

The accompanying notes are an integral part of these financial statements.

Mistral Ventures, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 13 May 2005 to 30 September 2007	For the nine month period ended 30 September 2007	For the nine month period ended 30 September 2006
	$	$	$

Cash flows from operating activities
Net loss for the period	(95,457)	(37,923)	(31,715)
Adjustments to reconcile loss to net cash used by operating activities
Acquisition of a mineral property (Notes 3, 7, 8 and 11)	9,000	-	9,000
Accrued interest receivable	(2,171)	(2,171)	-
Contributions to capital by related party – expenses (Notes 7, 8 and 11)	16,500	8,500	6,000
Changes in operating assets and liabilities
Increase in prepaid expenses	-	687	250
Increase (decrease) in accounts payable and accrued liabilities	18,158	8,313	(1,461)

	(53,970)	(22,594)	(17,926)

Cash flows from financing activities
Common shares issued (rescinded) for cash (Note 8)	50,990	(58,000)	99,990
Share subscription received in advance (Note 8)	1,000,000	1,000,000	-
Increase in loans receivable (Note 4)	(500,000)	(500,000)	-
Proceeds from related party (Note 6)	2,500	2,500	7,000
Warrants issued for cash	10	-	10

	553,500	444,500	107,000

Increase (decrease) in cash and cash equivalents	499,530	421,906	89,074

Cash and cash equivalents, beginning of period	-	77,624	8,677

Cash and cash equivalents, end of period	499,530	499,530	97,751

Supplemental Disclosures with Respect to Cash Flows (Note 11)

The accompanying notes are an integral part of these financial statements.

Mistral Ventures, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

	Number of common shares issued	Capital stock	Additional paid-in capital and share subscriptions received in advance	Warrants	Deficit, accumulated during the exploration stage	Stockholder’s equity
		$	$	$	$	$

Balance at 13 May 2005 (inception)
Common shares issued for cash ($0.001 per share)	13,500,000	13,500	(4,500)	-	-	9,000
Net loss for the period	-	-	-		(5,773)	(5,773)

Balance at 31 December 2005	13,500,000	13,500	(4,500)	-	(5,773)	3,227
Common shares issued for a mineral property ($0.001 per share) (Notes 3 and 8)	13,500,000	13,500	(4,500)	-	-	9,000
Common shares issued for cash ($0.05 per unit) – 20 September 2006 (Note 8)	30,000,000	30,000	69,975	-	-	99,975
Warrants granted for cash (Note 8)	-	-	-	25	-	25
Contributions to capital by related party – expenses	-	-	8,000	-	-	8,000
Net loss for the year	-	-	-		(51,761)	(51,761)

Balance at 31 December 2006	57,000,000	57,000	68,975	25	(57,534)	68,466
Common shares rescinded for cash ($0.001 per share) – 9 February 2007 (Note 8)	(17,400,000)	(17,400)	(40,585)	(15)	-	(58,000)
Common shares issued to a director ($0.001 per share) – 29 March 2007 (Notes 7, 8 and 11)	750,000	750	1,750	-	-	2,500
Contributions to capital by related party – expenses (Notes 7, 8 and 11)	-	-	6,000	-	-	6,000
Share subscription received in advance (Note 8)	-	-	1,000,000	-	-	1,000,000
Net loss for the period	-	-	-	-	(37,923)	(37,923)

Balance at 30 September 2007	40,350,000	40,350	1,036,140	10	(95,457)	981,043

The accompanying notes are an integral part of these financial statements.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2007

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

The Company’s financial statements as at 30 September 2007 and for the nine month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $37,923 for the nine month period ended 30 September 2007 (30 September 2006 - $31,715) and has working capital of $981,043 at 30 September 2007 (31 December 2006 – working capital of $68,466).

On 2 May 2007 the board of directors of the Company authorized a one to six forward split of all outstanding common shares and a corresponding forward increase in the Company’s authorized common stock pursuant to Section 78.209 of the Nevada Revised Statutes. The forward split and increase in authorized common stock was made effective as of 1 June 2007. The effect of the forward split was to increase the number of the Company’s common shares issued and outstanding from 2,690,000 to 16,140,000 and to increase the Company’s authorized common shares from 75,000,000 shares par value $0.001 to 450,000,000 shares par value $0.001. The financial statements have been retroactively adjusted to reflect these stock splits.

On 31 August 2007 the board of directors of the Company authorized a one to 2.5 forward split of all outstanding common shares and a corresponding forward increase in the Company’s authorized common stock pursuant to Section 78.209 of the Nevada Revised Statutes. The forward split and increase in authorized common stock was made effective as of 11 September 2007. The effect of the forward split was to increase the number of the Company’s common shares issued and outstanding from 16,140,000 to 40,350,000 and to increase the Company’s authorized common shares from 450,000,000 shares par value $0.001 to 1,125,000,000 shares par value $0.001. The financial statements have been retroactively adjusted to reflect these stock splits.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2007

1.    Nature and Continuance of Operations - continued

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

At 30 September 2007, the Company has suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2007

2.	Significant Accounting Policies - continued

Mineral property costs - continued

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

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2007

2.	Significant Accounting Policies - continued

Environmental expenditures - continued

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 September 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2007

2.   Significant Accounting Policies - continued

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 13 May 2005 to 30 September 2007.

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

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2007

2.	Significant Accounting Policies - continued

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

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2007

2.	Significant Accounting Policies – continued

Recent accounting pronouncements– continued

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

30 September 2007

3.	Mineral Property

During the year ended 31 December 2006, the Company acquired a 100% interest in a mineral property located in the Greenwood Mining Division, British Columbia (the “Gold Bug Property”) from a director and shareholder of the Company for proceeds of 13,500,000 common shares of the Company valued at $9,000. The Gold Bug Property is currently held in trust for the Company by the director and shareholder (Note 8). In October 2006, the Company commenced the “Phase 1A Exploration Program” on the Gold Bug Property. Exploration expenditures for the year ended 31 December 2006 on the Gold Bug Property total $5,230 and consist of consulting, geology and engineering, and travel of $2,550, $2,005 and $675 respectively.

There have been no further expenditures on this property in 2007.

On 12 April 2007, the Company received the results of the Phase 1A Exploration Program. The results were not favorable and no further work is anticipated at this time.

4.	Loans Receivable

As at 30 September 2007	As at 31 December 2006
$	$

The loan receivable bears interest at a rate of 10% per annum on any unpaid principle balance, is secured by a general charge on the assets of the Company and is due and payable on 31 December 2007. The balance of $502,171 outstanding at 30 September 2007 (31 December 2006 - $Nil) consists of principle $500,000 and unpaid accrued interest of $2,171 (31 December 2006 – $Nil). On 7 September 2007, the Company entered into a bridge loan agreement with CypherEdge Technologies Inc. (the “borrower”). Under the terms of this loan agreement, the Company is committed to lending principal of up to $1,000,000 at the option of the borrower (Note 10).

502,171	-

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6.	Due to Related Party

As at 30 September 2007, the amount due to related party consists of $2,500 (31 December 2006 - $nil) payable to a director of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2007

7.	Related Party Transactions

During the nine month period ended 30 September 2007, 750,000 shares were issued to a director and officer of the Company as incentive for joining the Board of Directors. These shares were valued at $2,500 and have been recorded as an increase in non-cash management fee expenditures and an increase in common stock and additional paid-in capital (Note 8).

During the nine month period ended 30 September 2007, an officer, director and shareholder of the Company made contributions to capital for management fees and rent of $7,600 (30 September 2006 - $5,100, cumulative - $14,400) and $900 (30 September 2006 - $900, cumulative - $2,100) respectively (Notes 8 and 11). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

During the year ended 31 December 2006, the Company acquired an interest in the Gold Bug Property from a director and shareholder of the Company (Notes 3, 8 and 11).

8.	Capital Stock

Authorized

The total authorized capital is 1,125,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 40,350,000 common shares with a par value of $0.001 per common share.

i.	On 9 February 2006, the Company issued 13,500,000 common shares valued at $0.01 per share for the acquisition of a mineral property (Notes 3, 7 and 11).

ii.

On 20 September 2006, 30,000,000 Units (the “Units”) of the Company were issued for cash proceeds of $100,000. Each Unit consists of one common share of the Company and two share purchase warrants. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.10 per common share expiring 19 September 2008 (Note 8).

iii.	On 9 February 2007, the Company chose to offer a rescission to shareholders who were not accredited investors. In total, 17,400,000 shares valued at $58,000 were rescinded.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2007

8.	Capital Stock - continued

Issued and outstanding

iv.

On 2 May 2007 the board of directors of the Company authorized a one to six forward split of all outstanding common shares and a corresponding forward increase in the Company’s authorized common stock pursuant to Section 78.209 of the Nevada Revised Statutes. The forward split and increase in authorized common stock was made effective as of 1 June 2007. The effect of the forward split was to increase the number of the Company’s common shares issued and outstanding from 2,690,000 to 16,140,000 and to increase the Company’s authorized common shares from 75,000,000 shares par value $0.001 to 450,000,000 shares par value $0.001. The financial statements have been retroactively adjusted to reflect these stock splits.

v.

On 31 August 2007 the board of directors of the Company authorized a one to 2.5 forward split of all outstanding common shares and a corresponding forward increase in the Company’s authorized common stock pursuant to Section 78.209 of the Nevada Revised Statutes. The forward split and increase in authorized common stock was made effective as of 11 September 2007. The effect of the forward split was to increase the number of the Company’s common shares issued and outstanding from 16,140,000 to 40,350,000 and to increase the Company’s authorized common shares from 450,000,000 shares par value $0.001 to 1,125,000,000 shares par value $0.001. The financial statements have been retroactively adjusted to reflect these stock splits.

vi.	During the nine month period ended 30 September 2007, an officer, director and shareholder of the Company made contributions to capital by the payment of the Company’s expenses (Notes 7 and 11).

vii.

During the nine month period ended 30 September 2007, 750,000 shares were issued to a director and officer of the Company as incentive for joining the Board of Directors. These shares were valued at $2,500 and have been recorded as an increase in non-cash management fee expenditures and an increase in common stock and additional paid-in capital (Notes 7 and 11).

Share subscriptions received in advance

On 4 September 2007, the Company received $1,000,000 as payment for a share subscription for 2,000,000 shares at a price of $0.50. The securities related to this subscription have not yet been issued.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2007

8.	Capital Stock - continued

Warrants

The following share purchase warrants were outstanding at 30 September 2007:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.04	25,200,000	0.95

The following is a summary of warrant activities during the nine month period ended 30 September 2007:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2007	60,000,000	0.04

Granted	-	-
Exercised	-	-
Expired	-	-
Rescinded	(34,800,000)	-

Outstanding and exercisable at 30 September 2007	25,200,000	0.04

Weighted average fair value of warrants outstanding and exercisable at 30 September 2007		0.0000008

The weighted average grant date fair value of warrants issued during the year ended 30 September 2007 is $0.0000008 per warrant. The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

30 September 2007

Risk free interest rate	4.81%
Expected life	0.95 year
Annualized volatility	78%
Expected dividends	0%

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2007

8.	Capital Stock - continued

Warrants - continued

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

9.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 September 2007. There are no current or deferred tax expenses for the period ended 30 September 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 30 September 2007	For the nine month period ended 30 September 2006
	$	$

Deferred tax asset attributable to:
Current operations	12,894	10,783
Contributions to capital by related party – expenses	(2,890)	(2,040)
Stock based compensation	-	-
Less: Change in valuation allowance	(10,004)	(8,743)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 30 September 2007 and 31 December 2006 are as follows:

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2007

9.	Income Taxes - Continued

	30 September 2007	31 December 2006
	$	$

Net income tax operating loss carry forward	(78,957)	(49,534)

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax assets	26,845	16,842
Less: Valuation allowance	(26,845)	(16,842)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 September 2007, the Company has an unused net operating loss carry forward balance of approximately $78,957 that is available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires between the years 2026 and 2027.

10.	Commitments

i.

On 7 September 2007, the Company entered into a purchase agreement with CypherEdge Technologies, Inc. (“CypherEdge”), Mr. James Linkous and John Xinos, whereby the Company has the right to acquire all of the issued and outstanding common shares of CypherEdge in consideration for the issuance of 83,000,000 shares of common shares of the Company to the stockholders CypherEdge. Under the terms of the purchase agreement, the closing of the acquisition is to take place no later than December 31, 2007.

ii.

On 7 September 2007, the Company entered into a bridge loan agreement with CypherEdge whereby the Company is to provide a bridging loan of up to $1,000,000 to CypherEdge. At 30 September 2007, the Company had advanced $500,000 related to this loan agreement (Note 4).

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 September 2007

11.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 13 May 2005 to 30 September 2007	For the nine month period ended 30 September 2007	For the nine month period ended 30 September 2006
	$		$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

During the nine month period ended 30 September 2007, 750,000 shares were issued to a director and officer of the Company as incentive for joining the Board of Directors. These shares were valued at $2,500 and have been recorded as an increase in non-cash management fee expenditures and an increase in common stock and additional paid-in capital (Notes 8).

During the nine month period ended 30 September 2007, an officer, director and shareholder of the Company made contributions to capital for management fees and rent of $7,600 (30 September 2006 - $5,100, cumulative - $14,400) and $900 (30 September 2006 - $900, cumulative - $2,100) respectively (Notes 7 and 8).

During the year ended 31 December 2006, the Company issued 13,500,000 common shares valued at $9,000 for the acquisition of a mineral property (Notes 3, 7 and 8).

ITEM 2.	MANAGEMENT’S PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended September 30, 2007. Our fiscal year end is December 31.

General

The Company was incorporated in the State of Nevada on May 13, 2005 to engage in the acquisition, exploration, and development of natural resource properties. We have been unable to identify economically viable deposits of precious metals and thus have postponed the continuation of such activities.

Plan of Operation

Beginning the first quarter of fiscal 2007 we decided to shift our focus away from the exploration of mineral properties to alternative business opportunities. After a vigorous search, on September 7, 2007, we entered into a purchase agreement with CypherEdge Technologies, Inc. (“CypherEdge”), the stockholders of CypherEdge, James Linkous, and John Xinos. The agreement provides for the right to acquire all of the issued and outstanding shares of common stock of CypherEdge in exchange for the issuance of 83,000,000 shares of our common stock. In conjunction with the agreement we agreed to loan CypherEdge $1,000,000, of which, as of the date of this report, we have advanced $975,000 at an interest rate of 10% per annum, repayable in full by December 31, 2007. The closing of the acquisition shall occur no later than December 31, 2007.

Due to conditions precedent to closing, and the risk that these conditions will not be satisfied, there is no assurance that we will complete the acquisition of CypherEdge as contemplated in the purchase agreement. If we do not complete the closing of the acquisition, the Company’s plan of operation for the coming year will be to identify and acquire an alternative business opportunity. We will not limit our options to any particular industry, but will evaluate each opportunity on its own merits.

Description of Intended Business

CypherEdge is in the business of providing solutions to wireless service providers in an effort to improve customer experience, quality of service, network reliability, and profitability. CypherEdge designs, deploys, and maintains data-driven solutions within carrier enterprise environments. In addition, CypherEdge provides services in the areas of systems architecture and application development as they relate to delivering database solutions. CypherEdge is centered upon two over-riding directives:

•	Innovation and vision to provide solutions that have strategic importance and high return on investment

•	Solutions that provide the highest levels of reliability, stability, and availability.

CypherEdge’s principal product is the CallMine® solution which was created to help wireless carriers become more profitable and efficient. CallMine® takes the output from the multiple network sources and moves the information into a dynamic repository. The patent-pending CallMine® Repository creates a brain from which intelligent applications are created. These management tools extract data from the repository and provide users with the configurable information necessary to operate both intuitively and proactively. Understanding how subscribers are accessing the network will help validate the network design, usage, and service plans and identify areas for improvement.

The four management tools of the CallMine® solution are as follows:

•

The CallMine® Activity Profiling System (APS) uses subscriber and network data and provides the wireless carrier with valuable insights into subscriber activity. APS captures specific subscriber data and creates a profile of the customer usage and history of services. Matching characteristics of profiles and these services give confirmed detail and verification of activity. The operator is enabled to identify and manage trends in an accessible, interactive format.

•

The CallMine® Device Management System uses subscriber data and provides the wireless carrier with valuable insight as to how the device impacts the customer experience. A heightened customer satisfaction provides positive return on investment through increase usage of services. The application is capable of determining device service levels associated with specific models, groups, or across the entire install base.

•

The CallMine® Network Intelligence Services (NIS) uses network data and provides the wireless carrier with valuable insight into how the network impacts the customer experience. The integrity of the network is directly affected by the optimization and reliability of the various elements. NIS provides dynamic detailed insight into the internal behavior of a network within an hourly basis. Gathering data from the various elements is designed to support the analysis of all facets of the network and associated service levels.

•

The CallMine® Market Response System (MRS) uses subscriber data and supplies the wireless carrier with valuable insight into the acceptance level of plans and services. MRS evaluates the overall calling experience by providing management a clear view into marketing campaigns and compares them against actual usage. Quantifying the various aspects within the subscriber base creates a superior quality product.

Results of Operations

During the period ended September 30, 2007, the Company was involved in the evaluation of a mining exploration program completed on the Gold Bug Project. Based on the poor results of that program, the Company began searching for an alternative business opportunity. Since identifying CypherEdge as a suitable business opportunity, we have been negotiating and formulating an acquisition agreement as well as satisfying those conditions required to close the agreement.

Net Loss

Since inception to September 30, 2007, the Company recorded an operating loss of $95,457. Net losses for the nine month period ended September 30, 2007 were $37,923 as compared to $31,715 for the nine months ended September 30, 2006. The Company’s operating losses in the current nine month period are primarily attributable to general and administrative expenses including legal, accounting, management, transfer agent, and consulting costs. We have not generated any revenues since inception.

The Company expects to continue to operate at a loss through fiscal 2007 and we cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures from inception to September 30, 2007.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. However, we have not recorded this benefit in the financial statements because it cannot be assured that we will utilize the net operating losses carried forward in future years.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. We believe that we can offset inflationary increases by improving operating efficiencies.

Capital Resources and Liquidity

The Company had current and total assets of $1,001,701 at September 30, 2007, consisting of cash and cash equivalents of $499,530 and a loan receivable of $502,171. We had current and total liabilities of $20,658 at September 30, 2007. Net stockholders’ equity in the Company was $981,043 at September 30, 2007. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and shareholders’ equity.

Cash flow used in operating activities was $53,970 for the period from inception to September 30, 2007. Cash flow used in operating activities was $22,594 for the nine month period ended September 30, 2007, as compared to cash flow used in operating activities of $17,926 for the nine month period ended September 30, 2006. Cash flow used in operating activities in the current nine month period was mainly due to legal and accounting expenses.

Cash flow provided by financing activities for the period from inception to September 30, 2007 was $553,500. Cash flow provided by financing activities for the nine month period ended September 30, 2007 was $444,500 as compared to cash flow provided by financing activities of $107,000 for the nine month period ended September 30, 2006. The cash flow provided by financing activities during the current nine month period is primarily attributable to a share subscription for received in advance totaling $1,000,000 for 2,000,000 shares at a price of $0.50, of which $500,000 was loaned to CyberEdge as of September 30, 2007. The securities related to this subscription have not been issued as of the date of this report.

Cash flow provided by investing activities for the period from inception to September 30, 2007 was $0.

The Company’s has working capital of $981,043. Our current assets may be sufficient to conduct our plan of operation over the next twelve (12) months. However, should we acquire CypherEdge or another business opportunity over the next twelve month period, cash requirements may exceed current assets and we will have to seek debt or equity financing to fund operations. We neither have current funding commitments or arrangements nor immediate sources of funding. Further, no assurance can be given that funding, if needed, would be available to us on acceptable terms if at all. Our major shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise.

The Company had no formal long term lines or credit or other bank financing arrangements as of September 30, 2007.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of our officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

Off Balance Sheet Arrangements

As of September 30, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2006 included in the Company’s Form 10-KSB, we discuss those accounting policies that are considered to be significant in determining our results of operations and financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate these estimates. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the requirements of SFAS 159 and the potential impact on our financial statements.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending December 31, 2007. We are currently reviewing the impact of this statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by us in our fiscal year beginning on January 1, 2008. We are currently reviewing the impact of this statement.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Plan of Operation” with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;
•	the sufficiency of existing capital resources;
•	our ability to raise additional capital to fund cash requirements for future operations;
•	uncertainties related to the Company’s future business prospects;
•	the ability of the Company to generate revenues to fund future operations;
•	the volatility of the stock market; and
•	general economic conditions.

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

Risks to the Company

We are a development stage company; we have a history of operating losses and such losses may continue in the future.

The Company may be considered to be in the development stage. Since our inception in 2005, we have incurred expenses but realized no revenue, resulting in continuing losses and an accumulated deficit of $95,457 at September 30, 2007. We will continue to incur operating losses as we satisfy our ongoing disclosure requirements with the Securities and Exchange Commission. Our only expectation of future profitability is dependent upon our ability to develop or acquire a revenue producing business opportunity. Though we have entered into an agreement to acquire CypherEdge, neither the acquisition nor significant revenue can be assured. We may never be able to achieve profitability.

Inability to meet cash flow requirements may cause a need for substantial additional capital.

The Company’s operations to date have been financed through debt and the sale of equity. While we have $499,530 in cash on hand as of September 30, 2007, these funds are necessary to close the agreement with CypherEdge and we may not have adequate cash flow from future operations or financing activities to meet our needs. Even if unanticipated expenses, problems, or unforeseen business difficulties do not arise, we may still not be able to continue to operate within our budget, and additional funds would be immediately necessary to sustain operations. Additional funding would likely result in the dilution of current shareholder interests, which may be detrimental to the business, image, or reputation of the Company. We may not be able to obtain additional funds on acceptable terms, or at all. Further, we do not currently have any established third-party bank credit arrangements. If the Company is unable to obtain additional funds when needed, we would be required to curtail operations.

The intended acquisition of CypherEdge will result in dilution to our current stockholders’ voting power and ownership percentages.

The issuance of shares of our capital stock for the purpose of consummating the acquisition of CypherEdge will dilute the voting power and ownership percentage of our existing stockholders. We will issue a total of 83,000,000 shares of our common stock in the transaction, resulting in a dilution of approximately 67.3% to our current stockholders.

We may not realize the anticipated benefits from the acquisition which could cause our stock price to decline.

We may not achieve the benefits we are seeking from our intended acquisition. CypherEdge may not be successful in its efforts focused on providing technological data solutions to wireless carriers. As a result, our operations and financial results may not be rewarding, which may cause the market price of our common stock to decline.

Risks to the Company’s Intended Business

The Company must keep up with technological change.

Upon the intended acquisition of CypherEdge, the Company will provide technological solutions to wireless service providers, which will entail significant technical and business risks. The hardware, software, and wireless industries are characterized by rapid technological change, the emergence of new industry standards and practices, and changes in customer requirements and preferences. Therefore, we may be required to license emerging technologies or develop new technology that address the needs of current and prospective customers and wireless providers, and adapt to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner. The ability to remain technologically competitive will require substantial expenditures and lead time, and our failure to do so may harm our business and results of operations.

The Company may experience risks associated with rapid growth.

The Company’s success will depend in large part upon our ability to attract and retain qualified marketing and sales personnel. Our strategy contemplates significant growth in our business, which would place demands on our management and our limited resources. To manage any such growth, we would be required to attract and train additional qualified personnel, as well as maintain adequate facilities. If we are unable to effectively manage growth, our business, operating results, and financial condition could be adversely affected.

The Company will be facing established and potential competitors in the market.

CypherEdge currently has few direct competitors. However, since barriers to entry are few, we expect that numerous other competitors may arise as the market grows. Additionally, many established companies will have the ability to compete with us directly. These potential competitors may have longer operating histories, significantly greater financial, technical, marketing, customer service, and other resources, greater name recognition, and/or a larger, more well-established base of customers. They may respond to new or changing technologies and changes in customer requirements more quickly and effectively. They may devote greater resources to research and development, promotion, and sales, and they may be able to offer lower prices for competitive products. They may offer services for free to gain market share, and we may be required to lower our prices in order to remain competitive. If these potential competitors acquire a significant share of our target markets, we may not have the resources to compete effectively.

The Company will have a dependence on intellectual property rights.

The Company’s success will depend, in large part, on our ability to protect our future brands and products and to defend our intellectual property rights. We cannot be sure that trademarks will be issued with respect to any future trademark applications or that our competitors will not challenge, invalidate, or circumvent any existing or future trademarks issued to, or licensed by us. Some of our competitors, many of whom will be more established and have greater financial and personnel resources than we have, may be able to replicate our processes, brands, or unique market segment products in a manner that could circumvent protective safeguards. We can offer no absolute assurance that our proprietary business information will remain confidential.

Risks to the Company’s Stock

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective as of December 31, 2007, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

We do not anticipate offering dividends.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock. The unlikelihood of cash dividends may have a negative effect on future sales of the Company’s common stock, on the market price, if any, of such common stock, and on our ability to raise capital through an offering of our equity securities.

Our common stock is considered a high-risk penny stock.

Since the Company’s common stock is a “penny stock”, as defined in Rule 3a51-1 under the Exchange Act, it will be more difficult for investors to liquidate their investment. Until such time, if ever, as the trading price of the common stock rises above $5.00 per share, trading in the Company’s common stock is subject to the penny stock rules of the Exchange Act specified in Rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	deliver to the customer, and obtain a written receipt for, a disclosure document;
•	disclose certain price information about the stock;
•	disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	send monthly statements to customers with market and price information about the penny stock; and
•	in some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could limit our ability to raise additional capital in the future.

Going Concern

Our auditors have noted substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of our securities; (3) establishing revenues; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.	CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended September 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

On September 4, 2007, the Company entered into a subscription agreement to issue 2,000,000 shares of restricted stock for cash consideration of $1,000,000 or $0.50 a share to Ludwig Holdings Limitied pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933, as amended. No commission was paid in connection with the subscription. The shares purchased have not yet been issued to the subscriber.

The Company complied with the exemption requirements of Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was only one offeree who was issued stock for cash consideration; (3) the offeree committed to hold the stock for at least one year; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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

The Company complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to an offeree who was outside the United States at the time the subscription agreement was accepted, and ensuring that the offeree to whom the stock is to be issued is a non-U.S. offeree with an address in a foreign country.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the “Index to Exhibits” on page 35 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of November, 2007.

Mistral Ventures, Inc.

/s/ John Xinos
John Xinos

Chief Executive Officer and Director

/s/ Kent Carasquero

Kent Carasquero

Chief Financial Officer, Principal Accounting Officer, and Director

INDEX TO EXHIBITS

Exhibit
No.	Page	Description

3(i)	* Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed April 20, 2006).

3(ii)	* Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed April 20, 2006).

10(i)	Attached Common Shares Subscription Agreement dated September 4, 2007, with Ludwig Holdings Limited.

10(ii)(a)

*                        Purchase Agreement dated September 7, 2007 with CypherEdge Technologies Inc., the stockholders of CypherEdge Technologies Inc., James Linkous, and John Xinos (incorporated by reference from our Form 8-K, filed November 5, 2007).

10(ii)(b)	* Bridge Loan Agreement dated September 7, 2007 with CypherEdge Technologies Inc. (incorporated by reference from our Form 8-K, filed November 5, 2007).

10(ii)(c)	* Security Agreement dated September 7, 2007 with CypherEdge Technologies Inc. (incorporated by reference from our Form 8-K, filed November 5, 2007).

10(ii)(d)	* Promissory Note of CypherEdge Technologies Inc. dated September 7, 2007 (incorporated by reference from our Form 8-K, filed November 5, 2007).

31(i)	Attached Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Attached Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Attached Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Attached Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from previous filings of the Company.