Form 10-K
period 2007-12-31
MISTRAL VENTURES INC
filed 2008-04-08
CIK 1329944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from        to .

Commission file number: 000-52028

MISTRAL VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-2745790 (I.R.S. Employer Identification No.)

809-4438 West 10th Avenue, Vancouver, British Columbia V6R 4R8, Canada

(Address of principal executive offices) (Zip Code)

(604) 725-4160

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: none.

Securities registered under Section 12(g) of the Exchange Act: common stock (title of class), $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933: Yes ☐     No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐     No ☑.

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑     No ☐.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑     No ☐.

The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates (14,840,000 shares) was approximately $16,769,200 based on the average closing bid and asked prices ($1.13) for the common stock on April 3, 2008.

At April 4, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 42,350,000.

PART I

ITEM 1.	BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to Mistral Ventures, Inc., unless context indicates otherwise.

Corporate History

The Company was incorporated in the State of Nevada on May 13, 2005 to engage in the acquisition, exploration, and development of natural resource properties.

On February 9, 2006, we purchased the Gold Bug Project from John Xinos. The property, which was without known exploitable reserves, consisted of six mineral cell claims having a total surface area of approximately 315 acres in Beaverdell, British Columbia, Canada. We engaged Madman on September 21, 2006 to complete initial exploration work on the property. On April 12, 2007, the Company received the results from the first phase of the exploration; Madman was unable to identify economically viable deposits of precious metals. Shortly thereafter, management decided to discontinue mining activities on the property. Ownership of the claim was transferred to Lloyd Christopher Brewer on January 28th, 2007 in exchange for forgiveness of exploration expenses due by the Company.

On September 7, 2007, we entered into a purchase agreement with CypherEdge Technologies, Inc. (“CypherEdge”), and its stockholders. CypherEdge is in the business of providing solutions to wireless service providers in an effort to improve customer experience, quality of service, network reliability, and profitability. The Company was to acquire all of the issued and outstanding shares of common stock of CypherEdge in exchange for an aggregate of 83,000,000 shares of our common stock on or before December 31, 2007. Further, the Company agreed to loan CypherEdge $1,000,000 in advance of the closing of which we loaned $975,000, at 10% per annum, due in full by December 31, 2007. However, due to a failure to satisfy certain conditions of the agreement the closing date was not met and the prospective transaction was abandoned. The loan to CypherEdge is currently in default and the Company has provided notice of its intention to collect the outstanding debt.

On January 30, 2008, the Company entered into an agreement with Trustcash Holdings, Inc. ("Trustcash") and Paivis, Corp. ("Paivis") whereby the Company agreed to finance, on a best efforts basis, a minimum of $2,000,000 but no more than $7,000,000 of the financing required by Trustcash under a Definitive Agreement and Plan of Merger between Trustcash and Paivis dated December 20, 2007, as amended February 5, 2008. The Company further agreed to provide interim financing to both Paivis and Trustcash of at least $150,000 to cover costs associated with the prospective merger and general working capital of which $25,000 had been provided as of March 31, 2008.

The Company’s plan of operation for the coming year is to (i) complete a financing as committed to Trustcash and Paivis and (ii) to identify and acquire an alternative business opportunity. We will not limit our options to any particular industry, but will evaluate each opportunity on its own merits.

The Company’s principal place of business is located at 809-4438 West 10th Avenue, Vancouver, British Columbia V6R 4R8, Canada, and our telephone number is (604) 725-4160.

The Company’s registered agent is Resident Agents of Nevada, Inc., 711 s. Carson Street, suite 4, Carson City, Nevada, 89701.

The Company

Selection of a Business

The Company is considering other business opportunities either through merger or acquisition that might create shareholder value. The Company has no day-to-day operations at the present time. Our officers and directors devote limited time and attention to the affairs of the Company.

Management has adopted a conservative policy of seeking opportunities that it considers to be of exceptional quality. As a result of that policy, the Company may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon itself, the greater may be its competitive disadvantage when vying with other acquiring interests or entities.

We do not intend to restrict our consideration to any particular business or industry segment, and the Company may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, biotechnology, service, natural resources, manufacturing or high-technology. However, due to our limited financial resources, the scope and number of suitable candidate business ventures available is limited, and most likely we will not be able to participate in more than a single business venture. Accordingly, it is anticipated that we will not be able to diversify, but may be limited to one merger or acquisition. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes.

Since the Company may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target’s management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to realize profits.

The Company will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which we participate will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company’s shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to us, it may be anticipated that the founders thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to our participation.

Acquisition of Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. We may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that our present management and shareholders will not be in control of the Company. In addition, our officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of our shareholders.

The Company anticipates that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, we may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of our investigation, Company management will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the needs and desires of us and other parties, the management of the opportunity, and the relative negotiating strength of us and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company that target company shareholders would acquire in exchange for their shareholdings in the target company.

Depending upon, among other things, the target company’s assets and liabilities, our shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

Operation of Business after Acquisition

Our operation following the merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. We are unable to determine at this time whether we will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various challenges that cannot be predicted at the present time.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that we will be successful in obtaining suitable business opportunities.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

The Company is not a party to any patents, trademarks, licenses, franchises, concessions, royalty agreements and labor contracts.

Governmental Regulation

We cannot anticipate the government regulations, if any, to which the Company may be subject until we have acquired an interest in a business. The use of assets to conduct a business that we may acquire could subject us to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

Environmental Laws

We are not currently affected by compliance with any environmental laws and cannot anticipate the laws to which the Company may be subject.

Employees

The Company currently has no employees. Our executive officers devote as much time to the affairs of the Company as they deems appropriate. Management of the Company uses consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Commission. The public may read and copy any materials that are filed by the Company with the Securities and Exchange Commission (the “Commission”) at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

The Company’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

Risks Related to the Company’s Business

The Company’s ability to continue as a going concern is in question

The Company’s auditors included an explanatory statement in Note 1 of their report of financial statements for the years ended December 31, 2007 and 2006, stating that there are certain factors which raise substantial doubt about the Company’s ability to continue as a going concern. These factors include limited revenue generating activities in place, and losses since inception.

Our operating losses may continue into the future, resulting in a decrease in share value.

Since our inception in 2005, we have had incurred expenses without generating any revenue, resulting in continuing losses and an accumulated deficit of $93,136 at December 31, 2007. During the twelve months ended December 31, 2007, we recorded a net loss of $1,036,698. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Such continuing losses could result in a decrease in share value.

The Company’s limited financial resources cast severe doubt on our ability to acquire a profitable business opportunity.

The Company’s future operation is dependent upon the acquisition of a profitable business opportunity. However, the prospect of such an acquisition is doubtful due to the Company’s limited financial resources. Since we have no current business opportunity, the Company is not in a position to improve this financial condition through debt or equity offerings. Therefore, this limitation may act as a deterrent in future negotiations with prospective acquisition candidates. Should we be unable to acquire a profitable business opportunity the Company will, in all likelihood, be forced to cease operations.

Our chief executive officer and chief financial officer do not offer their undivided attention to the Company.

John Xinos, who serves as our chief executive officer, and Kent Carasquero, who serves as our chief financial officer, have responsibilities which cause them to divide their time between several interests and as such each may not be able to provide sufficient time to ensure the proper operation of the Company.

Our chief financial officer is the chief executive officer of Trustcash Holdings, Inc.

Kent Carasquero, who serves as our chief financial officer and one of our directors, is the chief executive officer and a director of Trustcash Holdings, Inc (“Trustcash”). The Company has entered into an agreement with Trustcash and Paivis, Corp. to provide financing required by Trustcash under a Definitive Agreement and Plan of Merger between Trustcash and Paivis. As such, Mr. Carasquero may have interests in the financing that are different from other shareholders of the Company.

Risks Related to the Company’s Stock

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

Our internal controls over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

The Company does not pay dividends.

The Company does not pay dividends. We have not paid any dividends since inception and have no intention of paying any dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

The Company will require additional capital funding.

We will require additional funds, either through additional equity offerings or debt placements, in order to expand our operations. Such additional capital may result in dilution to our current shareholders. Further, our ability to meet short-term and long-term financial commitments will depend on future cash. There can be no assurance that future income will generate sufficient funds to enable us to meet our financial commitments.

The Company’s shareholders may face significant restrictions on their stock.

The Company’s stock differs from many stocks in that it is a “penny stock.” The Commission has adopted a number of rules to regulate “penny stocks” including, but not limited to, those rules from the Securities Act as follows:

3a51-1

which defines penny stock as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that have net tangible assets greater than $2 million if they have been in operation at least three years, greater than $5 million if in operation less than three years, or average revenue of at least $6 million for the last three years;

15g-1	which outlines transactions by broker/dealers which are exempt from 15g-2 through 15g-6 as those whose commissions from traders are lower than 5% total commissions;
15g-2	which details that brokers must disclose risks of penny stock on Schedule 15G;
15g-3	which details that broker/dealers must disclose quotes and other information relating to the penny stock market;
15g-4	which explains that compensation of broker/dealers must be disclosed;
15g-5	which explains that compensation of persons associated in connection with penny stock sales must be disclosed;
15g-6	which outlines that broker/dealers must send out monthly account statements; and
15g-9	which defines sales practice requirements.

Since the Company’s securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of shareholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Shareholders should be aware that, according to Commission Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. These patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company currently maintains its offices at 809-4438 West 10th Avenue, Vancouver, British Columbia V6R 4R8, Canada. The Company has paid $1,200 for each of the years ended December 31, 2007 and 2006 to an officer and director for the use of this address. We believe that we have sufficient office space for the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3.	LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

However, CypherEdge Technologies, Inc. is in default of the terms of a Secured Promissory Note with a principle of $975,000 and unpaid accrued interest of $26,096 at December 31, 2007. As such, the Seattle, Washington offices of Davis Wright Tremaine LLP have served legal notice to CypherEdge Technologies, Inc., on behalf of the Company in respect to our intention to collect the debt.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades under the symbol "MILV". Our common stock was first quoted on the Over-the-Counter Bulletin Board on December 14, 2006. However, our common stock did not trade until January 2008. As such, we have no high and low bid prices to report for each of the quarters covered by the Form 10-K.

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 4, 2008, there were 66 shareholders of record holding a total of 42,350,000 shares of fully paid and non-assessable common stock of the 1,125,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

On June 1, 2007 the Company effected a 1 to 6 forward split of all outstanding common shares and a corresponding forward increase in the Company’s authorized common stock. On September 11, 2007 the Company effected a further 1 to 2.5 forward split of all outstanding common shares and a corresponding forward increase in the Company’s authorized common stock.

Preferred Stock

The Company has no preferred stock authorized.

Warrants

As of April 4, 2008, the Company had 25,200,000 warrants exercisable at $0.04 a share until September 19, 2008.

Stock Options

As of April 4, 2008, the Company had no outstanding stock options to purchase shares of our common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the near future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Transfer Agent and Registrar

Our transfer agent is Signature Stock Transfer, located at PMB 307-2220 Coit Road, Suite #480, Plano TX, 75075, and their telephone number is (972) 612-4120.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On September 4, 2007, the Company entered into a subscription agreement to issue 2,000,000 shares of restricted stock for cash consideration of $1,000,000 or $0.50 a share to Ludwig Holdings Limited pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933, as amended. No commission was paid in connection with the subscription. The shares purchased were issued to the subscriber on March 31, 2008.

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

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is six months.

The Company complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to an offeree who was outside the United States at the time the subscription agreement was accepted, and ensuring that the offeree to whom the stock is to be issued is a non-U.S. offeree with an address in a foreign country.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is December 31.

Discussion and Analysis

During the year ended December 31, 2007, our operations were focused on (i) exploratory mining operations, (ii) performing due diligence and entering into an agreement with CypherEdge Technologies, Inc., (iii) identifying a suitable business opportunity for acquisition, and (iv) satisfying continuous public disclosure requirements.

Subsequent to the year ended December 31, 2007, we entered into a Binding Term Sheet with Trustcash Holdings, Inc. ("Trustcash") and Paivis, Corp. ("Paivis") whereby the Company agreed to finance, on a best efforts basis, a minimum of $2,000,000 but no more than $7,000,000 of the financing required by Trustcash under a Definitive Agreement and Plan of Merger between Trustcash and Paivis dated December 20, 2007, as amended February 5, 2008. The Company further agreed to provide interim financing to both Paivis and Trustcash of at least $150,000 to cover costs associated with the prospective merger and general working capital.

The Company’s plan of operation will require a minimum of $2,150,000 in funding over the next 12 months pursuant to the Binding Term Sheet, and an additional $100,000 to continue the search for a suitable business opportunity. This funding is not currently available. Should, we acquire a suitable business opportunity within the next 12 months our funding requirements may change.

Results of Operations

The Company has been funded since inception from public or private debt or equity placements or by related parties in the form of loans. We do not expect to realize revenue within the next twelve months or until such time as we enter into a transaction to acquire a revenue producing business.

Losses

For the period from May 13, 2005 (inception) to December 31, 2007, the Company recorded net losses of $1,094,232. Net losses for the year ended December 31, 2007 were $1,036,698 as compared to $51,761 for the year ended December 31, 2006. The Company’s losses are primarily attributable to general and administrative expenses, mining related costs as well as write-down of loan receivable. The general and administrative expenses include incorporation costs, accounting expenses, professional fees, consulting fees and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934, as amended (“Exchange Act”). Legal and accounting fees were a major portion of these expenses, at $44,789 and $25,424 in 2007 and 2006, respectively.

The Company has not generated any revenues since inception and expects to continue to incur losses over the next twelve months.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Capital Expenditures

The Company expensed no amounts on capital expenditures from inception to December 31, 2007.

Liquidity and Capital Resources

Cash flow used in operating activities was $70,816 for the period from inception to December 31, 2007. Cash flow used in operating activities was $39,440 for the twelve month period ended December 31, 2007 as compared to $30,553 for the twelve month period ended December 31, 2006. Cash flow used in operating activities over the twelve month periods can be primarily attributed to net losses.

Cash flow provided by financing activities was $78,500 for the period from inception to December 31, 2007. Cash flow used by financing activities was $30,500 for the twelve month period ended December 31, 2007 as compared to cash flow provided from financing activities of $99,500 for the twelve month period ended December 31, 2006. Funds used by financing activities in the current period can be attributed to a loan of $975,000 to CypherEdge Technologies, Inc., a loan of $100,000 to Trustcash and a rescission of shares, valued at $58,000, from shareholders who were not accredited investors.

The Company is in the development stage and, since inception, has experienced changes in liquidity, capital resources, and shareholders’ equity. The Company had current assets of $108,917 as of December 31, 2007. These assets consisted of cash and cash equivalents totaling $7,684 and a loan receivable of $101,233. Working capital deficit in the Company was $15,732 at December 31, 2007. We have funded our cash needs from inception through December 31, 2007 through debt and equity transactions. Until such time as we can increase revenues, we expect that we will require new debt or equity transactions to satisfy cash needs. If we are unable to increase our cash flows from operating activities or obtain additional financing, we may not be able to continue operations.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of December 31, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to the ability of the Company to obtain a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) establishing revenues from a suitable business opportunity; (iv) obtaining loans and grants from various financial institutions where possible.. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;
•	the sufficiency of existing capital resources;
•	our ability to raise additional capital to fund cash requirements for future operations;
•	uncertainties related to the Company’s future business prospects;
•	the ability of the Company to generate revenues to fund future operations;
•	the volatility of the stock market and; and

•	general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

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

Prior to the adoption of SFAS No 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2007 and 2006 are attached hereto as F-1 through F-22.

MISTRAL VENTURES, INC.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

December 31, 2007 and 2006

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-3

Statements of Loss and Comprehensive Loss	F-4

Statements of Changes in Stockholders’ Deficiency	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders of Mistral Ventures, Inc.

We have audited the balance sheets of Mistral Ventures, Inc. as at 31 December 2007 and 2006, and the related statements of loss and comprehensive loss, cash flows and changes in stockholders’ deficiency for each of the years then ended and for the period from the date of inception on 13 May 2005 through 31 December 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 31 December 2007 and 2006 and the results of its operations, cash flows and changes in stockholders’ deficiency for each of the years then ended and for the period from the date of inception on 13 May 2005 to 31 December 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist, which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ James Stafford

Vancouver, Canada	Chartered Accountants

20 March 2008

Mistral Ventures, Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

	As at 31 December 2007	As at 31 December 2006
	$	$

Assets

Current
Cash and cash equivalents	7,684	77,624
Loans receivable (Note 4)	101,233	-
Prepaid expenses	-	687

	108,917	78,311

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	20,916	9,845
Due to related party (Note 6)	2,500	-
Loans payable (Note 8)	101,233	-

	124,649	9,845

Stockholder’s equity
Capital stock (Note 9)
Authorized
1,125,000,000 common shares, par value $0.001
Issued and outstanding
31 December 2007 – 40,350,000 common shares, par value $0.001
31 December 2006 – 57,000,000 common shares, par value $0.001	40,350	57,000
Additional paid-in capital	38,148	68,990
Share subscriptions received in advance (Note 9)	1,000,000	-
Warrants (Note 9)	2	10
Deficit, accumulated during the development stage	(1,094,232)	(57,534)

	(15,732)	68,466

	108,917	78,311

Nature and Continuance of Operations (Note 1), Commitments (Note 11),Contingency (Note 13) and Subsequent Events (Note 14)

The accompanying notes are an integral part of these financial statements.

Mistral Ventures, Inc.

(A Development Stage Company)

Statements of Loss and Comprehensive Loss

(Expressed in U.S. Dollars)

	For the period from the date of inception on 13 May 2005 to 31 December 2007	For the year ended 31 December 2007	For the year ended 31 December 2006
	$	$	$

Expenses
Acquisition of a mineral property (Notes 3, 7, 9 and 12)	7,998	(1,002)	9,000
Mineral property exploration costs	6,232	1,002	5,230
Bank charges and interest	1,499	1,499	-
Legal and accounting	75,413	44,789	25,424
Listing and filing fees	2,874	2,112	762
Management fees (Notes 7, 9 and 12)	16,100	9,300	6,800
Office and miscellaneous	2,077	1,050	1,009
Rent (Notes 7, 9 and 12)	2,400	1,200	1,200
Transfer agent fees	5,872	2,981	2,336

Net loss before other items	(120,465)	(62,931)	(51,761)

Other items
Interest income	27,329	27,329	-
Provision for write-down of loans receivable (Notes 4, 11 and 13)	(1,001,096)	(1,001,096)	-

Net loss being comprehensive loss for the period	(1,094,232)	(1,036,698)	(51,761)

Basic and diluted loss per common share		(0.025)	(0.002)

Weighted average number of common shares used in per share calculations		42,030,411	34,350,000

The accompanying notes are an integral part of these financial statements.

Mistral Ventures, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Deficiency

(Expressed in U.S. Dollars)

	Number of common shares issued	Capital stock	Additional paid-in capital and share subscriptions received in advance	Warrants	Deficit, accumulated during the development stage	Stockholder’s equity
		$	$	$	$	$

Balance at 13 May 2005 (inception)
Common shares issued for cash ($0.001 per share)	13,500,000	13,500	(4,500)	-	-	9,000
Net loss for the period	-	-	-		(5,773)	(5,773)

Balance at 31 December 2005	13,500,000	13,500	(4,500)	-	(5,773)	3,227
Common shares issued for a mineral property ($0.001 per share) (Notes 3 and 9)	13,500,000	13,500	(4,500)	-	-	9,000
Common shares issued for cash ($0.05 per unit) – 20 September 2006 (Note 9)	30,000,000	30,000	69,975	-	-	99,975
Warrants granted for cash (Note 9)	-	-	-	10	-	10
Contributions to capital by related party – expenses	-	-	8,000	-	-	8,000
Net loss for the year	-	-	-		(51,761)	(51,761)

Balance at 31 December 2006	57,000,000	57,000	68,990	10	(57,534)	68,466
Common shares rescinded for cash ($0.001 per share) – 9 February 2007 (Note 9)	(17,400,000)	(17,400)	(40,600)	-	-	(58,000)
Common shares issued to a director ($0.001 per share) – 29 March 2007 (Notes 7, 9 and 12)	750,000	750	1,750	-	-	2,500
Contributions to capital by related party – expenses (Notes 7, 9 and 12)	-	-	8,000	-	-	8,000
Share subscriptions received in advance (Note 9)	-	-	1,000,000	-	-	1,000,000
Warrants cancelled – 10 September 2007 (Note 9)	-	-	8	(8)	-	-
Net loss for the period	-	-	-	-	(1,036,698)	(1,036,698)

Balance at 31 December 2007	40,350,000	40,350	1,038,148	2	(1,094,232)	(15,732)

The accompanying notes are an integral part of these financial statements.

Mistral Ventures, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the period from the date of inception on 13 May 2005 to 31 December 2007	For the year ended 31 December 2007	For the year ended 31 December 2006
	$	$	$

Cash flows from operating activities
Net loss for the period	(1,094,232)	(1,036,698)	(51,761)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest receivable	(27,329)	(27,329)	-
Accrued interest payable	1,233	1,233	-
Acquisition of a mineral property (Notes 3, 7, 9 and 12)	7,998	(1,002)	9,000
Contributions to capital by related party – expenses (Notes 7, 9 and 12)	18,500	10,500	8,000
Provision for write-down of loans receivable (Notes 4,11 and 13)	1,001,096	1,001,096	-
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses	-	687	(437)
Increase in accounts payable and accrued liabilities	21,918	12,073	4,645

	(70,816)	(39,440)	(30,553)

Cash flows from financing activities
Common shares issued (rescinded) for cash (Note 9)	50,990	(58,000)	99,990
Share subscriptions received in advance (Note 9)	1,000,000	1,000,000	-
Increase in loans payable (Note 8)	100,000	100,000	-
Increase in loans receivable (Note 4)	(1,075,000)	(1,075,000)	-
Advances from related party (Note 6)	2,500	2,500	(500)
Warrants issued for cash	10	-	10

	78,500	(30,500)	99,500

Increase (decrease) in cash and cash equivalents	7,684	(69,940)	68,947

Cash and cash equivalents, beginning of period	-	77,624	8,677

Cash and cash equivalents, end of period	7,684	7,684	77,624

Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these financial statements.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2007

1.	Nature and Continuance of Operations

Mistral Ventures, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on 13 May 2005.

The Company had previously acquired a mineral property located in the Province of British Columbia, Canada and determined that the property does not contain reserves that are economically recoverable. As such, the property has been returned to the original seller in exchange for forgiveness of an outstanding debt owed by the Company to the seller (Note 3).

The Company is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises” and Industry Guide 7 of the Securities and Exchange Commission Industry Guide. The Company no longer has interests in any mineral properties and is devoting all of its present efforts to securing and establishing a new business and, as such, its planned principle operations have not commenced. Accordingly, no revenue has been derived during the organization period.

On 7 September 2007, the Company entered into a purchase agreement with CypherEdge Technologies, Inc. (“CypherEdge”), and Mr. James Linkous, whereby the Company would have the right to acquire all of the issued and outstanding common shares of CypherEdge in consideration for the issuance of 83,000,000 shares of the Company to the stockholders of CypherEdge (Note 11). Under the terms of the purchase agreement, the closing of the acquisition was to take place no later than 31 December 2007. Concurrently with the signing of the purchase agreement, the Company entered into a bridge loan agreement with CypherEdge, whereby the Company would provide a bridging loan of up to $1,000,000 to CypherEdge. As at 31 December 2007, $975,000 has been advanced to CypherEdge under the bridge loan agreement (Notes 4 and 11).

At 31 December 2007, the purchase agreement has not closed and CypherEdge was in default on repayment of the $975,000 related to the bridge loan agreement. CypherEdge was presented with a demand letter on 25 January 2008 and has yet to respond (Note 13).

The Company’s financial statements as at 31 December 2007 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $1,036,698 for the year ended 31 December 2007 (31 December 2006 - $51,761) and has working capital deficit of $15,732 at 31 December 2007 (31 December 2006 – working capital of $68,466).

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

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2007

1.	Nature and Continuance of Operations - continued

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

At 31 December 2007, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to develpment stage companies, and are expressed in U.S. dollars. The Company’s fiscal year end is 31 December.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of six months or less.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2007

2.	Significant Accounting Policies - continued

Mineral property costs

The Company was in the exploration stage since its formation from 13 May 2005 to 7 September 2007 and has not yet realized any revenues from its planned operations. The Company abandoned its mineral property prior to 31 December 2007.

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

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2007

2.	Significant Accounting Policies - continued

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

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2007

2.    Significant Accounting Policies - continued

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 December 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 13 May 2005 to 31 December 2007.

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

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2007

2.	Significant Accounting Policies - continued

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

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2007

2.	Significant Accounting Policies - continued

Recent accounting pronouncements - continued

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

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2007

2.	Significant Accounting Policies - continued

Recent accounting pronouncements - continued

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

During the year ended 31 December 2006, the Company acquired a 100% interest in a mineral property located in the Greenwood Mining Division, British Columbia (the “Gold Bug Property”) from a director (the “Director”) and shareholder of the Company for proceeds of 13,500,000 common shares of the Company valued at $9,000 (Note 9 and 12). In October 2006, the Company commenced the “Phase 1A Exploration Program” on the Gold Bug Property. Exploration expenditures for the year ended 31 December 2006 on the Gold Bug Property total $5,230 and consist of consulting, geology and engineering, and travel of $2,550, $2,005 and $675 respectively.

In April 2007, the Company received unfavorable results related to the Phase 1A Exploration Program and subsequently abandoned the Gold Bug Property. The Company incurred mineral property exploration costs of $1,002 on the Gold Bug Property during the year ended 31 December 2007. This exploration work was undertaken by the Director of the Company and the $1,002 owed to the Director by the Company related to these services was settled by return of the abandoned Gold Bug Property to the Director (Note 7).

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2007

4.	Loans Receivable

	§ As at 31 December 2007	As at 31 December 2006
	$	$

Loan receivable bearing interest at a rate of 10% per annum on any unpaid principle balance, secured by a general charge on the assets of the payee and is repayable in full on 31 December 2007. The balance of $1,001,096 outstanding at 31 December 2007 (31 December 2006 - $Nil) consists of principle $975,000 and unpaid accrued interest of $26,096 (31 December 2006 – $Nil). On 7 September 2007, the Company entered into a bridge loan agreement with CypherEdge Technologies Inc. (the “borrower”). Under the terms of this loan agreement, the Company is committed to lending principal of up to $1,000,000 at the option of the borrower (Notes 11 and 13). This loan receivable was not paid at 31 December 2007 and was in default.

	1,001,096	-

Loan receivable bearing interest at a rate of 10% per annum on any unpaid principal balance, unsecured, and is repayable in full on or before 16 November 2008. The balance of $101,233 at 31 December 2007 (31 December 2006 - $Nil) consists of principle of $100,000 and unpaid accrued interest of $1,233 (31 December 2006 - $Nil). On 16 November 2007, the Company entered into a loan agreement with Trustcash Holdings Ltd.	101,233	-

	1,102,329	-

Provision for write-down of loans receivable (Notes 11 and 13)	(1,001,096)	-

	101,233	-

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6.	Due to Related Party

As at 31 December 2007, the amount due to related party consists of $2,500 (31 December 2006 - $Nil) payable to a director of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2007

7.	Related Party Transactions

During the year ended 31 December 2007, 750,000 shares were issued to a director and officer of the Company as incentive for joining the Board of Directors. These shares were valued at $2,500 and have been recorded as an increase in non-cash management fee expenditures and an increase in common stock and additional paid-in capital (Note 9 and 12).

During the year ended 31 December 2007, an officer, director and shareholder of the Company made contributions to capital for management fees and rent of $9,300 (31 December 2006 - $6,800, cumulative - $16,100) and $1,200 (31 December 2006 - $1,200, cumulative - $2,400) respectively (Notes 9 and 12). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

During the year ended 31 December 2006, the Company acquired an interest in the Gold Bug Property from a director and shareholder of the Company. During the year ended 31 December 2007, this interest was returned to this director and shareholder as settlement of a balance of $1,002 owed to this director by the Company (Notes Error! Reference source not found., 9 and 12).

8.	Loans Payable

	§ As at 31 December 2007	As at 31 December 2006
	$	$
Loan payable bearing interest at a rate of 10% per annum on any unpaid principal balance and is due and payable on or before 16 November 2008. The loan payable is secured by a general charge on the assets of the Company. The balance of $101,233 at 31 December 2007 (31 December 2006 - $Nil) consists of principle of $100,000 and unpaid accrued interest of $1,233 (31 December 2006 - $Nil). On 16 November 2007, the Company entered into a loan agreement with Ludwig Holdings Ltd.	101,233	-

9.	Capital Stock

Authorized

The total authorized capital is 1,125,000,000 common shares with a par value of $0.001 per common share.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2007

9.	Capital Stock – continued

Issued and outstanding

The total issued and outstanding capital stock is 40,350,000 common shares with a par value of $0.001 per common share.

i.	On 9 February 2006, the Company issued 13,500,000 common shares valued at $0.001 per share for the acquisition of a mineral property (Notes, 7 and 12).
ii.

On 20 September 2006, 30,000,000 Units (the “Units”) of the Company were issued for cash proceeds of $100,000. Each Unit consists of one common share of the Company and two share purchase warrants. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.04 per common share expiring 19 September 2008 (Note 9).

iii.

On 9 February 2007, the Company chose to offer a rescission to shareholders who were not accredited investors. In total, 17,400,000 shares valued at $58,000 and 34,800,000 warrants were rescinded and the cash was repaid to those shareholders.

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

vi.	On 10 September 2007, the Company cancelled 19,800,000 outstanding warrants.
vii.	During the year ended 31 December 2007, an officer, director and shareholder of the Company made contributions to capital by the payment of the Company’s expenses (Notes 7 and 12).
viii.

During the year ended 31 December 2007, 750,000 shares were issued to a director and officer of the Company as incentive for joining the Board of Directors. These shares were valued at $2,500 and have been recorded as an increase in non-cash management fee expenditures and an increase in common stock and additional paid-in capital (Notes 7 and 12).

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2007

9.	Capital Stock – continued

Share subscriptions received in advance

On 4 September 2007, the Company received $1,000,000 as payment for a share subscription for 2,000,000 shares at a price of $0.50. As at 31 December 2007, the common shares related to this subscription have not yet been issued.

Warrants

The following share purchase warrants were outstanding at 31 December 2007:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.04	5,400,000	0.80

The following is a summary of warrant activities during the year ended 31 December 2007 and 2006:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 1 January 2007	60,000,000	0.04
Granted	-	-
Exercised	-	-
Expired	-	-
Rescinded	(54,600,000)	0.04

Outstanding and exercisable at 31 December 2007	5,400,000	0.04

Weighted average fair value of warrants granted during the year		-

Outstanding and exercisable at 1 January 2006	-	-
Granted	60,000,000	0.10
Exercised	-	-
Expired	-	-
Rescinded	-	-

Outstanding and exercisable at 31 December 2006	60,000,000	0.10

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2007

Weighted average fair value of warrants granted during the year	0.000002
9.	Capital Stock – continued

Warrants

The weighted average grant date fair value of warrants issued during the year ended 31 December 2007 is $Nil per warrant (31 December 2006 - $0.000002 per warrant). The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	31 December 2007	31 December 2006

Risk free interest rate	-	4.81%
Expected life	-	2 years
Annualized volatility	-	101%
Expected dividends	-	0%

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

10.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 December 2007. There are no current or deferred tax expenses for the year ended 31 December 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2007

10.	Income Taxes - continued

The provision for refundable federal income tax consists of the following:

	For the year ended 31 December 2007	For the year ended 31 December 2006
	$	$

Deferred tax asset attributable to:
Current operations	352,477	17,599
Contributions to capital by related party – expenses	(3,570)	(2,720)
Less: Change in valuation allowance	(348,907)	(14,879)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 31 December 2007 and 31 December 2006 are as follows:

	31 December 2007	31 December 2006
	$	$

Net income tax operating loss carry forward	(1,075,732)	(49,534)

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax assets	365,749	16,842
Less: Valuation allowance	(365,749)	(16,842)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 December 2007, the Company has an unused net operating loss carry forward balance of approximately $1,075,732 that is available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires between the years 2026 and 2027.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2007

11.	Commitments

i.

On 7 September 2007, the Company entered into a purchase agreement with CypherEdge Technologies, Inc. (“CypherEdge”), whereby the Company has the right to acquire all of the issued and outstanding common shares of CypherEdge in consideration for the issuance of 83,000,000 common shares of the Company to the stockholders of CypherEdge. Under the terms of the purchase agreement, the closing of the acquisition is to take place no later than December 31, 2007. This transaction was not completed by 31 December 2007 (Note 11(ii)).

ii.

On 7 September 2007, the Company entered into a bridge loan agreement with CypherEdge whereby the Company is to provide a bridging loan of up to $1,000,000 to CypherEdge repayable in full by 31 December 2007. At 31 December 2007, the Company had advanced $975,000 related to this loan agreement and the required repayment of the full amount of the loan had not been completed. The Company has recorded a provision for write-down of $1,001,096 on this loan receivable (principle $975,000 and accrued interest $26,096) and is pursuing all legal remedies available to the Company to obtain repayment (Notes 4 and 13).

12.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 13 May 2005 to 31 December 2007	For the year ended 31 December 2007	For the year ended 31 December 2006
	$		$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

During the year ended 31 December 2007, 750,000 shares were issued to a director and officer of the Company as incentive for joining the Board of Directors. These shares were valued at $2,500 and have been recorded as an increase in non-cash management fee expenditures and an increase in common stock and additional paid-in capital (Notes 7 and 9).

During the year ended 31 December 2007, an officer, director and shareholder of the Company made contributions to capital for management fees and rent of $9,300 (31 December 2006 - $6,800, cumulative - $16,100) and $1,200 (31 December 2006 - $1,200, cumulative - $2,400) respectively (Notes 7 and 9).

During the year ended 31 December 2007, the Company settled accounts payable debts of $1,002 to a director and shareholder of the Company by transferring its interest in the Gold Bug Property to the director and shareholder (Notes 3 and 7).

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 December 2007

During the year ended 31 December 2006, the Company issued 13,500,000 common shares valued at $9,000 for the acquisition of Gold Bug Property (Notes 7 and 9).

13.	Contingency

The Company’s loan receivable of $1,001,096 (principle $975,000 and accrued interest $26,096) to CypherEdge was not repaid in full on 31 December 2007 and the loan receivable is in default. The Company is pursuing all legal actions available to recover the outstanding amount (Notes 4 and 11).

14.	Subsequent Event

On 30 January 2008, the Company entered into a Binding Term Sheet ("Term Sheet") with Trustcash Holdings, Inc. ("Trustcash") and Paivis, Corp. ("Paivis") whereby the Company agreed to finance on a best efforts basis a minimum of $2,000,000 but no more than $7,000,000 towards the financing required by Trustcash under a Definitive Agreement and Plan of Merger (the "Merger") between Trustcash and Paivis. The Company further agreed in the Term Sheet to provide interim financing to both Paivis and Trustcash to cover the costs of the Merger and miscellaneous working capital at a minimum level of $150,000 combined. The Company and Trustcash have a director and shareholder in common.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES (ITEM 9A(T))

Management's Annual Report on Internal Control over Financial Reporting

The Company’s management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only the management’s report in this Form 10-K.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Elected/Appointed	Positions Held
John Xinos Kent Carasquero	40 41	1998 2007	CEO and director CFO, PAO, and director

John Xinos has been the chief executive officer and director of the Company since inception on May 13, 2005. Mr. Xinos was the chief financial officer and principal accounting officer from inception to March 28, 2007.

For the past 7 years, Mr. Xinos has been the owner and president of two private companies – Pine Street Investments and Fir Street Investments - which are solely involved in the purchase and/or rental or sale of real estate within British Columbia. Mr. Xinos has studied business management at the University of British Columbia although has not registered for the final year required to complete a degree. Mr. Xinos holds a Free Miner's Certificate and has registered for a BCeID (British Columbia electronic Identification). Mr. Xinos currently devotes approximately 5-7 hours per week to our business.

Mr. Xinos has not been an officer or director of any other companies in the past five years.

Kent Carasquero has been the chief financial officer, principal accounting officer and director of the Company since March 28, 2007.

Since 2002, Mr. Carasquero has been the president of Tyee Capital Consultants, Inc., a private company involved in assisting publicly and privately held corporations in all major industry groups with structuring, marketing, investor communications, equity, and debt raising activities. Mr. Carasquero holds an Advanced BA in Economics from the University of Manitoba.

Mr. Carasquero has served as interim president and chief financial officer of Trustcash Holdings, Inc. since February 12, 2008. He has served as a director of Trustcash Holdings, Inc. since January 21, 2005. He served as Trustcash Holdings, Inc.’s sole executive officer from January 21, 2005 until June 30, 2007. Mr. Carasquero served as an officer and director of Intrepid Global 3D Imaging, Inc. from April of 2004 until September of 2004 (formerly “Delta Capital Technologies, Inc.”) and American Unity Investments, Inc. from February of 2004 until March of 2005 (formerly “Capital Hill Gold, Inc.”).

No other persons are expected to make any significant contributions to the Company’s executive decisions who are not executive officers or directors of the Company.

Term of Office

Our directors are appointed for a one (1) year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our executive officers are appointed by our Board of Directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors or executive officers

Director Independence

The Company is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have any independent directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are not aware of any persons who, during the period ended December 31, 2007, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this form 10-K. Further, our Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

Board of Directors Committees

The board of directors has not established an audit committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company will be required to establish an audit committee.

The board of directors has not established a compensation committee.

Director Compensation

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings nor are they compensated for their service as directors. However, Kent Carasquero did receive 750,000 shares of our common stock as an incentive for joining out board of directors (see the Summary Compensation Table, below). The Company may adopt a provision for compensating directors for their services in the future.

The following table provides summary information for the year 2007 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of our directors.

Summary Compensation Table
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation ($)	All other compensation ($)	Total ($)
Kent Carasquero	-	2,500	-	-	-	-	2,500

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Since the Company remains in the development stage it does not offer any form of compensation plan to its executive officers. While we have deemed that this approach to compensation arrangements is satisfactory for the time being and is appropriately suited for our objectives, we do intend to establish a compensation program in the future in the event that revenue producing operations can be sustained and consideration is given to any future employees. Elements of future compensation packages may include salaries, options and other compensatory elements.

Tables

The following table provides summary information for the years 2007, and 2006 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
John Xinos CEO and director	2007 2006	- -	- -	- -	- -	- -	- -	- -	- -
Kent Carasquero CFO, PAO and director	2007	-	-	-	-	-	-	-	-

We have no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor do we have any “Post Employment Payments” to report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 42,350,000 shares of common stock issued and outstanding as of April 4, 2008, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
John Xinos CEO and director 809-4438 West 10th Avenue Vancouver BC Canada V6R 4R8	Common	27,000,000	63.8%
Kent Carasquero CFO, PAO and director 809-4438 West 10th Avenue, Vancouver, BC, Canada V6R 4R8	Common	510,000	1.2%
Officer and Directors as a Group (2)	Common	27,510,000	65.0%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us, except those listed below.

During the year ended December 31, 2007 the Company issued 750,000 shares of common stock valued at $2,500 to Kent Carasquero, our chief financial officer, principal accounting officer and one of our directors, as an incentive to join the board of directors.

During the year ended December 31, 2007, Mr. Xinos, our chief executive officer and a director, made contributions to capital for management fees and rent incurred of $9,300 and $1,200 respectively.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

James Stafford, Chartered Accountants, audited our annual financial statements and reviewed our quarterly financial statements for fiscal year ended December 31 2006 and 2007. The following is an aggregate of fees billed for each of the last fiscal years for professional services rendered by our principal accountant:

Accountant’s Fees
	2007	2006
Audit fees - auditing of our annual financial statements and preparation of auditors' report.	$ 6,483.81	$ 5,141.00
Audit-related fees - review of each of the quarterly financial statements.	$ 6,177.00	$ 12,051.47
Tax fees - preparation and filing of three major tax-related forms and tax planning.	-	-
All other fees - other services provided by our principal accountants.	-	-
Total fees paid or accrued to our principal accountants	$ 12,660.81	$ 17,192.47

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by James Stafford, Chartered Accountants, as detailed above, were pre-approved by the Company’s board of directors. James Stafford, Chartered Accountants, performed all work only with their permanent full time employees.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-21, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended December 31, 2007 and 2006:
Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Loss and Comprehensive Loss

Statementsof Changes in Stockholders’ Deficiency

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 25 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 5th day of April, 2008.

MISTRAL VENTURE, INC.

/s/ John Xinos

John Xinos

Chief Executive Officer

/s/ Kent Carasquero

Kent Carasquero

Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Xinos	Director	April 5, 2008

John Xinos

/s/ Kent Carasquero	Director	April 5, 2008

Kent Carasquero

INDEX TO EXHIBITS

Exhibit	Description

3(i)*	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed April 20, 2006).
3(ii)*	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed April 20, 2006).
10(i)*	Common Shares Subscription Agreement dated September 4, 2007, with Ludwig Holdings Limited.
10(ii)(a)*

Purchase Agreement dated September 7, 2007 with CypherEdge Technologies Inc., the stockholders of CypherEdge Technologies Inc., James Linkous, and John Xinos (incorporated by reference from our Form 8-K, filed November 5, 2007).

10(ii)(b)*	Bridge Loan Agreement dated September 7, 2007 with CypherEdge Technologies Inc. (incorporated by reference from our Form 8-K, filed November 5, 2007).
10(ii)(c)*	Security Agreement dated September 7, 2007 with CypherEdge Technologies Inc. (incorporated by reference from our Form 8-K, filed November 5, 2007).
10(ii)(d)*	Promissory Note of CypherEdge Technologies Inc. dated September 7, 2007 (incorporated by reference from our Form 8-K, filed November 5, 2007).
14	Code of Ethics adopted April 4, 2008.
31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to previous filings of the Company.