Form 10-Q
period 2008-03-30
MISTRAL VENTURES INC
filed 2008-05-14
CIK 1329944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-52028

MISTRAL VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-2745790 (I.R.S. Employer Identification No.)

809-4438 West 10th Avenue, Vancouver, British Columbia V6R 4R8, Canada

(Address of principal executive offices) (Zip Code)

(604) 725-4160

(Registrant’s telephone number, including area code)

     N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐

At May 14, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 42,450,000.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Mistral Ventures, Inc., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Mistral Ventures, Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	As at 31 March 2008 (Unaudited)	As at 31 December 2007 (Audited)
	$	$
Assets

Current
Cash and cash equivalents	8,164	7,684
Loans receivable (Note 4)	154,534	101,233
Prepaid expenses	25,000	-

	187,698	108,917

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	15,221	20,916
Due to related party (Note 6)	2,500	2,500
Loans payable (Note 8)	154,534	101,233

	172,255	124,649

Stockholder’s equity
Capital stock (Note 9)
Authorized
1,125,000,000 common shares, par value $0.001
Issued and outstanding
31 March 2008 – 42,350,000 common shares, par value $0.001
31 December 2007 – 40,350,000 common shares, par value $0.001	42,350	40,350
Additional paid-in capital	1,038,148	38,148
Share subscriptions received in advance (Note 9)	50,000	1,000,000
Warrants (Note 9)	2	2
Deficit, accumulated during the exploration stage	(1,115,057)	(1,094,232)

	15,443	(15,732)

	187,698	108,917

Nature and Continuance of Operations (Note 1), Commitments (Note 11), Contingency (Note 13) and Subsequent Event (Note 14)

The accompanying notes are an integral part of these financial statements.

Mistral Ventures, Inc.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 13 May 2005 to 31 March 2008	For the three month period ended 31 March 2008	For the three month period ended 31 March 2007
	$	$	$

Expenses
Acquisition of a mineral property (Notes 3, 7, 9 and 12)	7,998	-	-
Mineral property exploration costs	6,232	-	-
Bank charges and interest	4,072	3,381	-
Legal and accounting	93,323	17,910	5,240
Listing and filing fees	3,214	340	412
Management fees (Notes 7, 9 and 12)	17,800	1,700	4,200
Office and miscellaneous	2,077	-	-
Rent (Notes 7, 9 and 12)	2,700	300	300
Transfer agent fees	6,367	495	-

Net loss before other items	(143,783)	(24,126)	(10,152)

Other items
Interest income	54,130	27,609	-
Provision for write-down of loans receivable (Notes 4, 11 and 13)	(1,025,404)	(24,308)	-

Net loss being comprehensive loss for the period	(1,115,057)	(20,825)	(10,152)

Basic and diluted loss per common share		(0.001)	(0.001)

Weighted average number of common shares used in per share calculations		40,371,978	47,164,995

The accompanying notes are an integral part of these financial statements.

Mistral Ventures, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 13 May 2005 to 31 March 2008	For the three month period ended 31 March 2008	For the three month period ended 31 March 2007
	$	$	$
Cash flows from operating activities
Net loss for the period	(1,115,057)	(20,825)	(10,152)
Adjustments to reconcile loss to net cash used by operating activities
Accrued interest receivable	(54,938)	(27,609)	-
Accrued interest payable	4,534	3,301	-
Acquisition of a mineral property (Notes 3, 7, 9 and 12)	-	-	-
Contributions to capital by related party – expenses (Notes 7, 9 and 12)	20,500	2,000	4,500
Provision for write-down of loans receivable (Notes 4, 11 and 13)	1,025,404	24,308	-
Changes in operating assets and liabilities
(Increase) in prepaid expenses	(25,000)	(25,000)	-
Increase (decrease) in accounts payable and accrued liabilities	15,221	(5,695)	4,124

	(129,336)	(49,520)	(1,528)

Cash flows from financing activities
Common shares issued for cash (Note 9)	1,059,998	1,000,000	(58,000)
Share subscription received in advance (Note 9)	50,000	(950,000)	-
Increase in loans payable (Note 8)	150,000	50,000	-
Increase in loans receivable (Note 4)	(1,125,000)	(50,000)	-
Proceeds from related party (Note 6)	2,500	-	-
Warrants issued for cash	2	-	-

	137,500	50,000	(58,000)

Increase (decrease) in cash and cash equivalents	8,164	480	(59,528)

Cash and cash equivalents, beginning of period	-	7,684	77,624

Cash and cash equivalents, end of period	8,164	8,164	18,096

Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these financial statements.

Mistral Ventures, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity

(Expressed in U.S. Dollars)

(Unaudited)

	Number of common shares issued	Capital stock	Additional paid-in capital and share subscriptions received in advance	Warrants	Deficit, accumulated during the exploration stage	Stockholder’s equity
		$	$	$	$	$
Balance at 13 May 2005 (inception)
Common shares issued for cash ($0.001 per share)	13,500,000	13,500	(4,500)	-	-	9,000
Net loss for the period	-	-	-	-	(5,773)	(5,773)
Balance at 31 December 2005	13,500,000	13,500	(4,500)	-	(5,773)	3,227
Common shares issued for a mineral property ($0.001 per share) (Notes 3 and 9)	13,500,000	13,500	(4,500)	-	-	9,000
Common shares issued for cash ($0.05 per unit) – 20 September 2006 (Note 9)	30,000,000	30,000	69,975	-	-	99,975
Warrants granted for cash (Note 9)	-	-	-	10	-	10
Contributions to capital by related party – expenses	-	-	8,000	-	-	8,000
Net loss for the year	-	-	-		(51,761)	(51,761)
Balance at 31 December 2006	57,000,000	57,000	68,990	10	(57,534)	68,466
Common shares rescinded for cash ($0.001 per share) – 9 February 2007 (Note 9)	(17,400,000)	(17,400)	(40,600)	-	-	(58,000)
Common shares issued to a director ($0.001 per share) – 29 March 2007 (Notes 7, 9 and 12)	750,000	750	1,750	-	-	2,500
Contributions to capital by related party – expenses (Notes 7, 9 and 12)	-	-	8,000	-	-	8,000
Share subscription received in advance (Note 9)	-	-	1,000,000	-	-	1,000,000
Warrants cancelled (Note 9)	-	-	8	(8)	-	-
Net loss for the period	-	-	-	-	(1,036,698)	(1,036,698)
Balance at 31 December 2007	40,350,000	40,350	1,038,148	2	(1,094,232)	(15,732)
Common shares issued for cash ($0.50 per share) – 31 March 2008 (Note 9)	2,000,000	2,000	998,000	-	-	1,000,000
Share subscription received in advance (Note 9)	-	-	(950,000)	-	-	(950,000)
Contributions to capital by related party – expenses (Notes 7, 9 and 12)	-	-	2,000	-	-	2,000
Loss for the period	-	-	-	-	(20,825)	(20,825)
Balance at 31 March 2008	42,350,000	42,350	1,088,148	2	(1,115,057)	15,443

The accompanying notes are an integral part of these financial statements.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2008

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

On 30 January 2008, the Company entered into an agreement with Trustcash Holdings, Inc. (“Trustcash”) and Paivis, Corp. (“Paivis”) whereby the Company agreed to finance, on a best efforts basis, a minimum of $2,000,000 but no more than $7,000,000 towards the financing required by Trustcash under a Definitive Agreement and Plan of Merger (the “Merger”) between Trustcash and Paivis. The Company further agreed to provide interim financing to both Paivis and Trustcash to cover the costs of the Merger and miscellaneous working capital to a minimum level of $150,000. The Company and Trustcash have a director and shareholder in common. At 31 March 2008, $50,000 had been advanced by the Company to Trustcash under the terms of the agreement.

On 7 September 2007, the Company entered into a purchase agreement with CypherEdge Technologies, Inc. (“CypherEdge”), and Mr. James Linkous, whereby the Company would have the right to acquire all of the issued and outstanding common shares of CypherEdge in consideration for the issuance of 83,000,000 shares of the Company to the stockholders of CypherEdge (Note 11). Under the terms of the purchase agreement, the closing of the acquisition was to take place no later than 31 December 2007. Concurrently with the signing of the purchase agreement, the Company entered into a bridge loan agreement with CypherEdge, whereby the Company would provide a bridging loan of up to $1,000,000 to CypherEdge. As at 31 March 2008, $975,000 has been advanced to CypherEdge under the bridge loan agreement (Notes 4 and 11).

At 31 March 2008, the purchase agreement has not closed and CypherEdge was in default on repayment of the $975,000 related to the bridge loan agreement. CypherEdge was presented with a demand letter related to this loan receivable on 25 January 2008 and has yet to respond (Note 13).

The Company’s financial statements as at 31 March 2008 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $20,825 for the three month period ended 31 March 2008 (31 March 2007 – loss of $10,152) and has working capital of $15,443 at 31 March 2008 (31 December 2007 – working capital deficit of $15,732).

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2008

1.	Nature and Continuance of Operations (continued)

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

At 31 March 2008, the Company has suffered losses from development stage activities to date. Although management is currently attempting to pursue its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2008

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

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of six months or less. Mineral property costs

The Company was in the exploration stage since its formation on 13 May 2005 to 7 September 2007 and has not yet realized any revenues from its planned operations. The Company abandoned its mineral property prior to 31 December 2007.

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

31 March 2008

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

31 March 2008

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 March 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 13 May 2005 to 31 March 2008.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2008

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

Stock-Based Compensation

Effective 1 January 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before 1 January 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.  The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2008

2.	Significant Accounting Policies (continued)

Recent accounting pronouncements

In March 2008, the FASB issued SFAS No. 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after 15 November 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51.” This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after 15 November 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

In January 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2008

3.	Mineral Property

During the year ended 31 December 2006, the Company acquired a 100% interest in a mineral property located in the Greenwood Mining Division, British Columbia (the “Gold Bug Property”) from a director (the “Director) and shareholder of the Company for proceeds of 13,500,000 common shares of the Company valued at $9,000. The Gold Bug Property is currently held in trust for the Company by the director and shareholder (Note 9 and 12). In October 2006, the Company commenced the “Phase 1A Exploration Program” on the Gold Bug Property. Exploration expenditures for the year ended 31 December 2006 on the Gold Bug Property total $5,230 and consist of consulting, geology and engineering, and travel of $2,550, $2,005 and $675 respectively.

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

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2008

4.	Loans Receivable
	As at 31 March 2008	As at 31 December 2007

The loan receivable bearing interest at a rate of 10% per annum on any unpaid principle balance, secured by a general charge on the assets of the payee and was repayable in full on 31 December 2007. The balance of $1,025,404 outstanding at 31 March 2008 (31 December 2007 - $1,001,096) consists of principle $975,000 and unpaid accrued interest of $50,404 (31 December 2007 – $26,096). On 7 September 2007, the Company entered into a bridge loan agreement with CypherEdge Technologies Inc. (the “borrower”). Under the terms of this loan agreement, the Company is committed to lending principal of up to $1,000,000 at the option of the borrower (Notes 11 and 13). This loan receivable has not been repaid and is presently in default.

	$1,025,404	$1,001,096

Loan receivable bearing interest at a rate of 10% per annum on any unpaid principal balance, unsecured, and is repayable in full on or before 1 February 2009. The balance of $154,534 at 31 March 2008 (31 December 2007 - $101,233) consists of principle of $150,000 and unpaid accrued interest of $4,534 (December 31, 2007 - $1,233). On 16 November 2007, the Company entered into a loan agreement with Trustcash Holdings Ltd., which was amended on 1February 2008 to reflect an amended total principal balance of $150,000 and a repayable date of 1 February 2009.	154,534	101,233
	1,179,938	1,102,329
Provision for write-down of loans receivable (Notes 11 and13)	(1,025,404)	(1,001,096)
	154,534	101,233
5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6.	Due to Related Party

As at 31 March 2008, the amount due to related party consists of $2,500 (31 December 2007 - $2,500) payable to a director of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2008

7.	Related Party Transactions

During the three month period ended 31 March 2008, an officer, director and shareholder of the Company made contributions to capital for management fees and rent of $1,700 (31 March 2007 - $1,700, cumulative - $17,800) and $300 (31 March 2007 - $300, cumulative - $2,700) respectively (Notes 9 and 12). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

During the three month period ended 31 March 2007, 750,000 shares were issued to a director and officer of the Company as incentive for joining the Board of Directors. These shares were valued at $2,500 and have been recorded as an increase in non-cash management fee expenditures and an increase in common stock and additional paid-in capital (Note 9 and 12).

During the year ended 31 December 2006, the Company acquired an interest in the Gold Bug Property from a director and shareholder of the Company. During the year ended 31 December 2007, this interest was returned to this director and shareholder as settlement of a balance of $1,002 owed to this director by the Company (Notes 3, 9 and 12).

8.	Loans Payable

	As at 31 March 2008	As at 31 December 2007
Loan payable bearing interest at a rate of 10% per annum on any unpaid principal balance, unsecured and is due and payable in full on or before 1 February 2009. The balance of $154,534 at 31 March 2008 (31 December 2007 - $101,233) consists of principal of $150,000 and unpaid accrued interest of $4,534 (31 December 2007 - $1,233). On 16 November 2007, the Company entered into a loan agreement with Ludwig Holdings Ltd., which was amended on 1 February 2008 to reflect an amended total principal balance of $150,000 and a repayable date of 1 February 2009.	$154,534	$101,233

9.	Capital Stock

Authorized

The total authorized capital is 1,125,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 42,350,000 common shares with a par value of $0.001 per common share.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2008

9.	Capital Stock (continued)

i.	On 9 February 2006, the Company issued 13,500,000 common shares valued at $0.01 per share for the acquisition of a mineral property (Notes 3, 7 and 11).

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

iv.

On 29 March 2007, 750,000 shares were issued to a director and officer of the Company as incentive for joining the Board of Directors. These shares were valued at $2,500 and have been recorded as an increase in non-cash management fee expenditures and an increase in common stock and additional paid-in capital (Notes 7).

v.

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

vii.	During the three month period ended 31 March 2008, an officer, director and shareholder of the Company made contributions to capital by the payment of the Company’s expenses (Note 7).

viii.	On 31 March 2008, 2,000,000 shares of the Company were issued for cash proceeds of $1,000,000. The cash proceeds for this share issuance were received on 4 September 2007.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2008

9.	Capital Stock (continued)

Share subscriptions received in advance

On 8 January 2008, the Company received share subscriptions of $50,000 related to 100,000 common shares of the Company to be issued at $0.50 per common share. The securities related to this subscription were issued on 23 April 2008. (Note 14)

Warrants

The following share purchase warrants were outstanding at 31 March 2008:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.04	5,400,000	0.55

The following is a summary of warrant activities during the three month period ended 31 March 2008:

	Number of warrants	Weighted average exercise price
$

Outstanding and exercisable at 1 January 2008	5,400,000	0.04

Granted	-	-
Exercised	-	-
Expired	-	-
Rescinded	-	-

Outstanding and exercisable at 31 March 2008	5,400,000	0.04

Weighted average fair value of warrants granted during the period		-

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2008

9.	Capital Stock (continued)

Warrants (continued)

The weighted average grant date fair value of warrants issued during the three month period ended 31 March 2008 is $nil (31 March 2007 - $0.000002) per warrant. The fair value of each warranted granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	For the three month period ended 31 March 2008	For the three month period ended 31 March 2007

Risk free interest rate	-	4.81%
Expected life	-	2 years
Annualized volatility	-	101%
Expected dividends	-	0%

Option pricing models require the input of highly subjective assumptions including the estimate of the share price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable single measure of the value of the Company’s warrants.

10.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 2008. There are no current or deferred tax expenses for the period ended 31 March 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2008

10.	Income Taxes (continued)

The provision for refundable federal income tax consists of the following:

	For the three month period ended 31 March 2008	For the three month period ended 31 March 2007
	$	$

Deferred tax asset attributable to:
Current operations	7,081	3,452
Contributions to capital by related party – expenses	(680)	(680)
Stock based compensation	-	(850)
Less: Change in valuation allowance	(6,401)	(1,922)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 31 March 2008 and 31 December 2007 are as follows:

	31 March 2008	31 December 2007
	$	$

Net income tax operating loss carry forward	(1,094,557)	(1,075,732)

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax assets	372,149	365,749
Less: Valuation allowance	(372,149)	(365,749)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 March 2008, the Company has an unused net operating loss carry forward balance of approximately $1,094,557 that is available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires between the years 2026 and 2027.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2008

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

ii.

On 7 September 2007, the Company entered into a bridge loan agreement with CypherEdge whereby the Company is to provide a bridging loan of up to $1,000,000 to CypherEdge repayable in full by 31 December 2007. At 31 December 2007, the Company had advanced $975,000 related to this loan agreement and the required repayment of the full amount of the loan had not been completed. The Company has recorded a provision for write-down of $1,025,404 on this loan receivable (principle $975,000 and accrued interest $50,404) and is pursuing all legal remedies available to the Company to obtain repayment (Notes 4 and 13).

12.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 13 May 2005 to 31 March 2008	For the three month period ended 31 March 2008	For the three month period ended 31 March 2007
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

During the three month period ended 31 March 2008, an officer, director and shareholder of the Company made contributions to capital for management fees and rent of $1,700 (31 March 2007 - $1,700, cumulative - $17,800) and $300 (31 March 2007 - $300, cumulative - $2,700) respectively (Notes 9 and 12). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

During the three month period ended 31 March 2008, the Company recorded accrued interest receivable of $27,609 related to its loans receivable.

During the three month period ended 31 March 2008, the Company recorded accrued interest payable of $3,301 related to its loans payable.

Mistral Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2008

12.	Supplemental Disclosures with Respect to Cash Flows (continued)

During the three month period ended 31 March 2007, 750,000 shares were issued to a director and officer of the Company as incentive for joining the Board of Directors. These shares were valued at $2,500 and have been recorded as an increase in non-cash management fee expenditures and an increase in common stock and additional paid-in capital (Notes 9 and 12).

During the year ended 31 December 2007, the Company settled accounts payable debts of $1,002 to a director and shareholder of the Company by transferring its interest in the Gold Bug Property to the director and shareholder (Notes 3 and 7).

During the year ended 31 December 2006, the Company issued 13,500,000 common shares valued at $9,000 for the acquisition of the Gold Bug Property (Notes 3, 7 and 9).

13.	Contingency

The Company’s loan receivable of $1,025,404 (principle $975,000 and accrued interest $50,404) to CypherEdge was not repaid in full on 31 December 2007 and the loan receivable is in default. The Company is pursuing all legal actions available to recover the outstanding amount (Notes 4 and 11).

14.	Subsequent Event

On 23 April 2008, the Company issued 100,000 common shares of the Company for total proceeds of $50,000 ($0.50 per common share).

.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month period ended March 31, 2008.

Discussion and Analysis

During the three month period ended March 31, 2008, our operations were focused on (i) identifying a suitable business opportunity for development through merger or acquisition, (ii) satisfying continuous public disclosure requirements, and (iii) an agreement with Trustcash Holdings, Inc. (“Trustcash”) and Paivis, Corp. (“Paivis”) to finance their prospective merger. The agreement, dated January 30, 2008 commits us to finance, on a best efforts basis, a minimum of $2,000,000 but no more than $7,000,000 of the financing required by Trustcash to merge with Paivis under a Definitive Agreement and Plan of Merger dated December 20, 2007, as amended February 5, 2008. The agreement further commits us to provide interim financing to Paivis and Trustcash of at least $150,000 to cover costs associated with the prospective merger and general working capital of which $50,000 had been provided to Trustcash pursuant to the agreement at March 31, 2008.

The Company’s plan of operation over the next twelve months is to identify a suitable business opportunity for development through merger or acquisition and to complete a debt or equity financing of at least $2,150,000, on a best efforts basis, to satisfy its minimum obligation to assist in financing the merger of Trustcash and Paivis and provide general working capital. Should, we acquire a suitable business opportunity within the next 12 months our funding requirements may change. Results of OperationsThe Company has been funded since inception from public or private debt or equity placements or by related parties in the form of loans. We do not expect to realize revenue within the next twelve months or until such time as we develop a revenue producing business through merger or acquisition. Losses

For the period from May 13, 2005 (inception) to March 31, 2008, the Company recorded a net loss of $1,115,057. Net losses for the three months ended March 31, 2008 were $20,825 as compared to $10,152 for the three months ended March 31, 2007. Our losses since inception are primarily attributable to the write-down of a loan to CypherEdge Technologies, Inc. of $1,025,404, general and administrative expenses, and exploration costs. General and administrative expenses include accounting expenses, professional fees, consulting fees, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934, as amended.

The Company has not generated any revenues since inception and expects to continue to incur losses over the next twelve months.

Capital Expenditures

The Company expended no amounts on capital expenditures from inception to March 31, 2008.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

The Company had current and total assets of $187,698 as of March 31, 2008, consisting of cash on hand of $8,164, a loan receivable from Trustcash of $154,534 and prepaid expenses totaling $25,000. The Company had a working capital surplus of $15,443 at March 31, 2008. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ deficit.

Cash flow used in operating activities was $129,336 for the period from May 13, 2005 (inception) to March 31, 2008. Cash flow used in operating activities was $49,520 and $1,528 for the three month periods ended March 31, 2008 and 2007, respectively. Cash flow used in operating activities in the current three month period can be primarily attributed to net losses, a decrease in accrued interest receivable and a decrease in prepaid expenses.

Cash flow provided from financing activities was $137,500 for the period from May 13, 2005 (inception) to March 31, 2008. Cash flow provided from financing activities was $50,000 for the three month period ended March 31, 2008 and cash flow used in financing activities was $58,000 for the three month period ended March 31, 2007. Cash flow provided from financing activities in the current period was from the sale of common stock, an increase in loans offset by a decrease in loans receivable.

The Company has no cash flow provided from or used in investing activities since inception.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future. The Company has no current plans for the purchase or sale of any plant or equipment. The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of March 31, 2008, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In Note 2 to the audited financial statements for the years ended December 31, 2007 and 2006, included in our Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on April 8, 2008, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States.

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

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to the ability of the Company to obtain a profit and/or obtaining the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) establishing revenues from a suitable business opportunity; (iv) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report, with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Stock-Based CompensationOn January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51.” This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

In January 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.	CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

The Company’s management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

Changes in Internal Controls over Financial Reporting

During the period ended March 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

However, CypherEdge Technologies, Inc. is in default of the terms of a Secured Promissory Note in the principal amount of $975,000 with unpaid accrued interest of $50,404 at March 31, 2008. As such, the Seattle, Washington offices of Davis Wright Tremaine LLP have served notice on CypherEdge Technologies, Inc., of our intention to collect this debt.

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

Risks Related to the Company’s Business

The Company’s ability to continue as a going concern is in question

The Company’s auditors included an explanatory statement in Note 1 of their report of financial statements for the years ended December 31, 2007 and 2006, filed on Form 10-K with the Commission on April 8, 2008, stating that conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations.

Our operating losses may continue into the future, resulting in a decrease in share value.

Since our inception in 2005, we have had incurred expenses without generating any revenue, resulting in continuing losses and an accumulated deficit of $1,115,057 at March 31, 2008. We will continue to incur operating losses as we maintain our search for a suitable business opportunity, pursue financing options for the merger of Trustcash and Paivis and satisfy ongoing disclosure requirements with the Commission. Such continuing operating losses could result in a decrease in share value.

The Company’s limited financial resources cast severe doubt on our ability to develop a profitable business opportunity.

The Company’s future operation is dependent upon its ability to develop a profitable business opportunity. However, the prospect of developing such an opportunity is doubtful due to the Company’s limited financial resources. Since we are a “shell” company, our ability to improve this financial condition through debt or equity offerings is limited. Such limitation may act as a deterrent in future negotiations with prospective business opportunities. Should we be unable to develop a profitable business opportunity the Company will, in all likelihood, be forced to cease operations.

Our chief executive officer and chief financial officer do not offer their undivided attention to the Company.

John Xinos, who serves as our chief executive officer, and Kent Carasquero, who serves as our chief financial officer, have responsibilities which cause them to divide their time between several interests and as such each may not be able to provide sufficient time to ensure the effective operation of the Company.

Our chief financial officer is the chief executive officer of Trustcash Holdings, Inc.

Kent Carasquero, who serves as our chief financial officer and one of our directors, is the chief executive officer and a director of Trustcash. The Company has entered into an agreement with Trustcash and Paivis to provide assistance, on a best efforts basis, in the financing required by a prospective merger of Trustcash and Paivis. As such, Mr. Carasquero may have interests in the financing of the prospective merger that are different from other shareholders of the Company.

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

We will require additional funds, either through additional equity offerings or debt placements, in order to meet our obligation to the prospective merger of Trustcash and Paivis and to maintain operations. Such additional capital may result in dilution to our current shareholders. Further, our ability to meet short-term and long-term financial commitments will depend on future revenue. There can be no assurance that future revenue will generate sufficient funds to enable us to meet our financial commitments. The Company’s shareholders may face significant restrictions on their stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 8, 2008, the Company entered into a subscription agreement to issue 100,000 shares of restricted stock for cash consideration of $50,000 or $0.50 a share to Ludwig Holdings Limited pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933, as amended. No commission was paid in connection with the subscription. The shares purchased were issued to the subscriber on April 23, 2008.

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

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 35 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Mistral Ventures, Inc.

/s/ John Xinos	Date: May 14, 2008

John Xinos

Chief Executive Officer

/s/ Kent Carasquero	Date: May 14, 2008

Kent Carasquero

Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit	Description

3(i)*	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed April 20, 2006).
3(ii)*	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed April 20, 2006).
10(i)*	Common Shares Subscription Agreement dated September 4, 2007, with Ludwig Holdings Limited (incorporated by reference from our Form 10-QSB, filed November 14, 2007).
10(ii)(a)*

Purchase Agreement dated September 7, 2007 with CypherEdge Technologies Inc., the stockholders of CypherEdge Technologies Inc., James Linkous, and John Xinos (incorporated by reference from our Form 8-K, filed November 5, 2007).

10(ii)(b)*	Bridge Loan Agreement dated September 7, 2007 with CypherEdge Technologies Inc. (incorporated by reference from our Form 8-K, filed November 5, 2007).
10(ii)(c)*	Security Agreement dated September 7, 2007 with CypherEdge Technologies Inc. (incorporated by reference from our Form 8-K, filed November 5, 2007).
10(ii)(d)*	Promissory Note of CypherEdge Technologies Inc. dated September 7, 2007 (incorporated by reference from our Form 8-K, filed November 5, 2007).
10(iii)	Term Sheet dated January 30, 2008 with TrustCash Holdings, Inc. and Paivis Corp.
10(iv)	Loan Agreement dated February 18, 2008 with TrustCash Holdings, Inc.
10(v)	Loan Agreement dated February 18, 2008 with Ludwig Holdings Limited.
14*	Code of Ethics adopted April 4, 2008(incorporated by reference from our Form 10-K, filed April 8, 2008).
31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              * Incorporated by reference to previous filings of the Company.