Form 10-Q
period 2008-06-30
MISTRAL VENTURES INC
filed 2019-10-30
CIK 1329944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-52028

Mistral Ventures, Inc.
(Exact name of registrant as specified in its charter)

Nevada		20-2745790
(State or other jurisdiction of incorporation)		(IRS Employer Identification Number)

7325 Oswego Road
Liverpool, New York		13090
(Address of principal executive offices and Zip Code)		(Zip Code)

(315) 451-7515
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [   ]   NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]    NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 30, 201, there were 1,125,000,000 shares of the registrant's $0.001 par value common stock issued and outstanding.

Mistral Ventures, Inc.
Form 10-Q

For the Fiscal Quarter Ended June 30, 2008

TABLE OF CONTENTS
		Page
Part I

Item 1	Financial Statements	3
Item 2	Management Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3	Quantitave and Qualitative Disclosures About Market Risk	15
Item 4	Controls and Procedures	15

Part II
Item 1	Legal Proceedings	16
Item 1A	Risk Factors	16
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3	Defaults Upon Senior Securities	16
Item 4	Mine Safety Disclosures	16
Item 5	Other Information	16
Item 6	Exhibits	17

Signatures		18

Table of Content

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements

Mistral Venture, Inc.

Financial Statements
For the Fiscal Quarter Ended June 30, 2008

TABLE OF CONTENTS

Page
Balance Sheets (unaudited)		F-1
Statements of Operations (unaudited)		F-2
Statements of Cash Flows (unaudited)		F-3
Notes to the Financial Statements (unaudited)		F-4

F-1

Table of Content

Mistral Ventures, Inc.
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$-	$7,684
Loans receivable (Note 4)	-	101,233
Prepaid expenses	-	-

Total assets	$-	$108,917

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities (Note 5)	$15,221	$20,916
Due to related party (Note 6)	2,500	2,500
Loans payable (Note 8)	158,284	101,233
Total current liabilities	176,005	124,649

Stockholders' Equity
Capital stock (Note 9)
Authorized
1,125,000,000 common shares, par value $0.001
Issued and outstanding
June 30, 2008 – 42,350,000 common shares, par value $0.001	42,450
December 31, 2007 – 40,350,000 common shares, par value $0.001		40,350
Additional paid-in capital	1,088,050	38,150
Share subscriptions received in advance (Note 9)	-	1,000,000
Accumulated deficit	(1,306,505)	(1,094,232)
Total stockholders' equity	(176,005)	(15,732)

Total liabilties and stockholders' equity	$-	$108,917

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Mistral Ventures, Inc.
Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Expenses:
Legal and accounting	8,164	6,643	26,074	11,883
Listing and filing fees	-	1,392	340	1,804
Management fees (Notes 7, 9 and 12)	-	1,700	1,700	5,900
Office and miscellaneous	25,080	950	25,080	950
Rent	-	300	300	600
Transfer agent fees	-	815	495	815
Total operating expenses	33,244	11,800	53,989	21,952

Loss from operations	(33,244)	(11,800)	(53,989)	(21,952)

Other income (expense)
Interest income	28,125	-	55,734	-
Interest expense	-	-	(7,051)	-
Provision for write-down of loans receivable
(Notes 4, 11 and 13)	(182,659)	-	(206,967)	-
Total other income (expense)	(154,534)	-	(158,284)	-

Net loss	$(187,778)	$(11,800)	$(212,273)	$(21,952)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	42,424,725	16,140,000	41,387,363	17,495,470

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

Mistral Ventures, Inc.
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTVITIES:

Net loss	$(212,273)	$(21,952)
Adjustments to reconcile net loss to net
loss from operating activities
Accrued interest receivable	(55,734)	-
Accrued interest payable	7,051	-
Contributions to capital by related party – expenses	2,000	4,500
Provision for write-down of loans receivable	206,967	-
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(5,695)	4,124

Net Cash Used in Operating Activities	(57,684)	(13,328)

CASH FLOWS FROM FINANCING ACTVITIES:
Proceeds from loans payable	1,000,000	(58,000)
Share subscription received in advance	(950,000)	-
Increase in loans payable	50,000	-
Increase in loans receivable	(50,000)	-

Net Cash Provided by (Used in) Financing Activities	50,000	(58,000)

Increase (decrease) in cash	(7,684)	(71,328)

Cash, beginning of period	7,684	77,624

Cash, end of period	-	6,296

SUPPLEMENTAL DISCLOSURES (SEE NOTE 12)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
MISTRAL VENTURES, INC.
Notes to Financial Statements
(Expressed in U.S. Dollars)
For the six months ended June 30, 2018
(Unaudited)

1.	Nature and Continuance of Operations

Mistral Ventures, Inc. (the "Company") was incorporated under the laws of the State of Nevada on May 13, 2005.

The Company had previously acquired a mineral property located in the Province of British Columbia, Canada and determined that the property does not contain reserves that are economically recoverable. As such, the property has been returned to the original seller in exchange for forgiveness of an outstanding debt owed by the Company to the seller (Note 3).

The Company was a development stage company as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915. The Company no longer has interests in any mineral properties and is devoting all of its present efforts to securing and establishing a new business and, as such, its planned principle operations have not commenced. Accordingly, no revenue has been derived during the organization period.  In June 2014, the FASB amended ASC 915 to eliminate the definition of a development stage entity and eliminate the related presentation and disclosure requirements. This amendment to ASC 915 was effective for fiscal years beginning after December 31, 2014, and interim periods therein, with early adoption permitted.  The Company has early adopted the amendments to ASC 915 and thus not presented development stage information.

On 30 January 2008, the Company entered into an agreement with Trustcash Holdings, Inc. ("Trustcash") and Paivis, Corp. ("Paivis") whereby the Company agreed to finance, on a best efforts basis, a minimum of $2,000,000 but no more than $7,000,000 towards the financing required by Trustcash under a Definitive Agreement and Plan of Merger (the "Merger") between Trustcash and Paivis. The Company further agreed to provide interim financing to both Paivis and Trustcash to cover the costs of the Merger and miscellaneous working capital to a minimum level of $150,000. The Company and Trustcash have a director and shareholder in common. At June 30, 2008, $50,000 had been advanced by the Company to Trustcash under the terms of the agreement.

On September 7, 2007, the Company entered into a purchase agreement with CypherEdge Technologies, Inc. ("CypherEdge"), and Mr. James Linkous, whereby the Company would have the right to acquire all of the issued and outstanding common shares of CypherEdge in consideration for the issuance of 83,000,000 shares of the Company to the stockholders of CypherEdge (Note 11). Under the terms of the purchase agreement, the closing of the acquisition was to take place no later than December 31, 2007. Concurrently with the signing of the purchase agreement, the Company entered into a bridge loan agreement with CypherEdge, whereby the Company would provide a bridging loan of up to $1,000,000 to CypherEdge. As at June 30, 2008, $975,000 has been advanced to CypherEdge under the bridge loan agreement (Notes 4 and 11).

At June 30, 2008, the purchase agreement has not closed and CypherEdge was in default on repayment of the $975,000 related to the bridge loan agreement. CypherEdge was presented with a demand letter related to this loan receivable on January 25, 2008 and has yet to respond.

Table of Content

MISTRAL VENTURES, INC.
Notes to Financial Statements
(Expressed in U.S. Dollars)
For the six months ended June 30, 2018
(Unaudited)

1.	Nature and Continuance of Operations (continued)

The Company's financial statements at June 30, 2008 and for the three and six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $208,523 for the six month period ended June 30, 2008 and has a working capital deficit of $172,255 at June 30, 2008.

On May 2, 2007 the board of directors of the Company authorized a one to six forward split of all outstanding common shares and a corresponding forward increase in the Company's authorized common stock pursuant to Section 78.209 of the Nevada Revised Statutes. The forward split and increase in authorized common stock was made effective as of June 1, 2007. The effect of the forward split was to increase the number of the Company's common shares issued and outstanding from 2,690,000 to 16,140,000 and to increase the Company's authorized common shares from 75,000,000 shares par value $0.001 to 450,000,000 shares par value $0.001. The financial statements have been retroactively adjusted to reflect these stock splits.

On August 31, 2007 the board of directors of the Company authorized a one to 2.5 forward split of all outstanding common shares and a corresponding forward increase in the Company's authorized common stock pursuant to Section 78.209 of the Nevada Revised Statutes. The forward split and increase in authorized common stock was made effective as of September 11, 2007. The effect of the forward split was to increase the number of the Company's common shares issued and outstanding from 16,140,000 to 40,350,000 and to increase the Company's authorized common shares from 450,000,000 shares par value $0.001 to 1,125,000,000 shares par value $0.001. The financial statements have been retroactively adjusted to reflect these stock splits.

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

At June 30, 2008, the Company has suffered losses from development stage activities to date. Although management is currently attempting to pursue its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Table of Content

MISTRAL VENTURES, INC.
Notes to Financial Statements
(Expressed in U.S. Dollars)
For the six months ended June 30, 2018
(Unaudited)

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars. The Company's fiscal year end is 31 December.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of six months or less.

Mineral property costs

The Company was in the exploration stage since its formation on May 13, 2005 to September 7, 2007 and has not yet realized any revenues from its planned operations. The Company abandoned its mineral property prior to December 31, 2007.

Mineral property acquisition costs are capitalized when incurred. Such costs are classified as tangible assets and are evaluated for impairment and written down as required.

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

Table of Content

MISTRAL VENTURES, INC.
Notes to Financial Statements
(Expressed in U.S. Dollars)
For the six months ended June 30, 2018
(Unaudited)

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

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Accounting Standards Codification ("ASC") 740, Income Taxes , which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry forwards when realization is more likely than not.

Table of Content

MISTRAL VENTURES, INC.
Notes to Financial Statements
(Expressed in U.S. Dollars)
For the six months ended June 30, 2018
(Unaudited)

2.	Significant Accounting Policies (continued)

Basic and diluted net loss per share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive loss

ASC 220, Income Statement- Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Segments of an enterprise and related information

ASC 280, Segment Reporting, establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one operating segment.

Foreign currency translation

The Company's functional and reporting currency is in U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, Foreign Currency Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Table of Content

MISTRAL VENTURES, INC.
Notes to Financial Statements
(Expressed in U.S. Dollars)
For the six months ended June 30, 2018
(Unaudited)

2.	Significant Accounting Policies (continued)

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

Stock-Based Compensation

The Company follows the provisions of ASC 718, Compensation- Stock Based, . which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). The Company follows the provisions of ASC 505-50, Equity-Based Payments to Non-Employees, where the measurement date for nonemployees is determined at the earlier of the date at which the commitment for performance is complete or the counterparty's performance is complete.

3.	Mineral Property

During the year ended December 31, 2006, the Company acquired a 100% interest in a mineral property located in the Greenwood Mining Division, British Columbia (the "Gold Bug Property") from a director (the "Director) and shareholder of the Company for proceeds of 13,500,000 common shares of the Company valued at $9,000. The Gold Bug Property is currently held in trust for the Company by the director and shareholder (Note 9 and 12). In October 2006, the Company commenced the "Phase 1A Exploration Program" on the Gold Bug Property. Exploration expenditures for the year ended  December 31, 2006 on the Gold Bug Property total $5,230 and consist of consulting, geology and engineering, and travel of $2,550, $2,005 and $675 respectively.

In April 2007, the Company received unfavorable results related to the Phase 1A Exploration Program and subsequently abandoned the Gold Bug Property. The Company incurred mineral property exploration costs of $1,002 on the Gold Bug Property during the year ended December 31, 2007. This exploration work was undertaken by the Director of the Company and the $1,002 owed to the Director by the Company related to these services was settled by return of the abandoned Gold Bug Property to the Director (Note 7).

Table of Content

MISTRAL VENTURES, INC.
Notes to Financial Statements
(Expressed in U.S. Dollars)
For the six months ended June 30, 2018
(Unaudited)

4.	Loans Receivable
	At June 30, 2008		At December 31, 2007

The loan receivable bearing interest at a rate of 10% per annum on any unpaid principle balance, secured by a general charge on the assets of the payee and was repayable in full on  December 31, 2007. The balance of $1,049,779 outstanding at June 30, 2008 (December 31, 2007 - $1,001,096) consists of principle $975,000 and unpaid accrued interest of $74,779 (December 31, 2007 – $26,096). On September 7, 2007, the Company entered into a bridge loan agreement with CypherEdge Technologies Inc. (the "borrower"). Under the terms of this loan agreement, the Company is committed to lending principal of up to $1,000,000 at the option of the borrower (Notes 11 and 13). This loan receivable has not been repaid and is presently in default.
	$1,049,779		$1,001,096

Loan receivable bearing interest at a rate of 10% per annum on any unpaid principal balance, unsecured, and was repayable in full on or before February 1, 2009. The balance of $158,284 at June 30, 2008 (December 31, 2007 - $101,233) consists of principle of $150,000 and unpaid accrued interest of $8,284 (December 31, 2007 - $1,233). On November 16, 2007, the Company entered into a loan agreement with Trustcash Holdings Ltd., which was amended on February 1, 2008 to reflect an amended total principal balance of $150,000 and a repayable date of February 1, 2009.  This loan receivable has not been repaid and is presently in default.
	158,284		101,233
	1,208,063		1,102,329
	Provision for write-down of loans receivable (Notes 11 and13)	(1,208,063)	(1,001,096)
	$-		$101,233
5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6.	Due to Related Party

At June 30, 2008, the amount due to related party consists of $2,500 (December 31, 2007 - $2,500) payable to a director of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Table of Content

MISTRAL VENTURES, INC.
Notes to Financial Statements
(Expressed in U.S. Dollars)
For the six months ended June 30, 2018
(Unaudited)

7.	Related Party Transactions

During the six month period ended June 30, 2008, an officer, director and shareholder of the Company made contributions to capital for management fees and rent of $1,700 (March 1,  2007 - $1,700) and $300 (March 31, 2007 - $300) respectively (Notes 9 and 12). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

During the six month period ended June 30, 2007, 750,000 shares were issued to a director and officer of the Company as incentive for joining the Board of Directors. These shares were valued at $2,500 and have been recorded as an increase in non-cash management fee expenditures and an increase in common stock and additional paid-in capital (Note 9 and 12).

During the year ended December 31, 2006, the Company acquired an interest in the Gold Bug Property from a director and shareholder of the Company. During the year ended December 31, 2007, this interest was returned to this director and shareholder as settlement of a balance of $1,002 owed to this director by the Company (Notes 3, 9 and 12).

8.	Loans Payable

At March 31, 2008	At December 31, 2007
Loan payable bearing interest at a rate of 10% per annum on any unpaid principal balance, unsecured and was due and payable in full on or before February 1, 2009. The balance of $158,284 at March 31, 2008 (December 31, 2007 - $101,233) consists of principal of $150,000 and unpaid accrued interest of $8,284 (December 31, 2007 - $1,233). On November 16, 2007, the Company entered into a loan agreement with Ludwig Holdings Ltd., which was amended on February 1,  2008 to reflect an amended total principal balance of $150,000 and a repayable date of February 1, 2009. This loan payable has not been repaid and is presently in default.
$154,534	$101,233

9.	Capital Stock

Authorized

The total authorized capital is 1,125,000,000 common shares with a par value of $0.001 per common share.

Table of Content

MISTRAL VENTURES, INC.
Notes to Financial Statements
(Expressed in U.S. Dollars)
For the six months ended June 30, 2018
(Unaudited)

9.	Capital Stock (continued) Issued and outstanding The total issued and outstanding capital stock is 42,450,000 common shares with a par value of $0.001 per common share.
	i.	During the six month period ended June 30, 2008, an officer, director and shareholder of the Company made contributions to capital by the payment of the Company's expenses (Note 7).

ii.	On June 30, 2008, 2,000,000 shares of the Company were issued for cash proceeds of $1,000,000. The cash proceeds for this share issuance were received on September 4, 2007.

iii.	On April 23, 2008, the Company issued 100,000 common shares of the Company for total proceeds of $50,000 ($0.50 per common share).

Share subscriptions received in advance

On January 8, 2008, the Company received share subscriptions of $50,000 related to 100,000 common shares of the Company to be issued at $0.50 per common share. The securities related to this subscription were issued on April 23, 2008.

Warrants

The following share purchase warrants were outstanding at June 30, 2008:

	Exercise price	Number of warrants	Remaining contractual life (years)
			$

Warrants	0.04	5,400,000		0.55

Table of Content

MISTRAL VENTURES, INC.
Notes to Financial Statements
(Expressed in U.S. Dollars)
For the six months ended June 30, 2018
(Unaudited)

9.	Capital Stock (continued)

Warrants (continued)

The following is a summary of warrant activities during the six month period ended June 30, 2008:

	Number of warrants	Weighted average exercise price
$

Outstanding and exercisable at January 1, 2008	5,400,000		0.04

Granted	-		-
Exercised	-		-
Expired	-		-
Rescinded	-		-

Outstanding and exercisable at June 30, 2008	5,400,000		0.04

Weighted average fair value of warrants granted during the period			-

The weighted average grant date fair value of warrants issued during the six month period ended  June 30, 2008 is $nil (June 30, 2007 - $0.000002) per warrant. The fair value of each warranted granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	For the six month period ended June 30, 2008	For the six month period ended June 30, 2007

Risk free interest rate	-	4.81%
Expected life	-	2 years
Annualized volatility	-	101%
Expected dividends	-	0%

Option pricing models require the input of highly subjective assumptions including the estimate of the share price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable single measure of the value of the Company's warrants.

Table of Content

MISTRAL VENTURES, INC.
Notes to Financial Statements
(Expressed in U.S. Dollars)
For the six months ended June 30, 2018
(Unaudited)

10.	Income Taxes

The Company has losses carried forward for income tax purposes to June 30, 2008. There are no current or deferred tax expenses for the period ended June 30, 2008 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six month period ended June 30, 2008		For the six month period ended June 30, 2007
	$		$

Deferred tax asset attributable to:
Current operations		72,173		7,464
Contributions to capital by related party – expenses		(680)		(680)
Stock based compensation		-		(850)
Less: Change in valuation allowance		(71,493)		(5,934)

Net refundable amount		-		-

The composition of the Company's deferred tax assets as at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008		December 31, 2007
	$		$

Net income tax operating loss carry forward		(1,094,557)		(1,094,232)

Statutory federal income tax rate		34%		34%
Effective income tax rate		0%		0%

Deferred tax assets		444,212		372,039
Less: Valuation allowance		(444,212)		(372,039)

Net deferred tax asset		-		-

Table of Content

MISTRAL VENTURES, INC.
Notes to Financial Statements
(Expressed in U.S. Dollars)
For the six months ended June 30, 2018
(Unaudited)

10.	Income Taxes (continued)

 The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at June 30, 2008, the Company has an unused net operating loss carry forward balance of approximately $1,307,000 that is available to offset future taxable income. This unused net operating loss carry forward balance for income tax purposes expires between the years 2026 and 2027.

11.	Commitments

i.
On September 7, 2007, the Company entered into a purchase agreement with CypherEdge Technologies, Inc. ("CypherEdge"), whereby the Company has the right to acquire all of the issued and outstanding common shares of CypherEdge in consideration for the issuance of 83,000,000 common shares of the Company to the stockholders of CypherEdge. Under the terms of the purchase agreement, the closing of the acquisition was to take place no later than  December 31, 2007. This transaction was not completed by December 31, 2007 (Note 11(ii)).

ii.
On September 7, 2007, the Company entered into a bridge loan agreement with CypherEdge whereby the Company is to provide a bridging loan of up to $1,000,000 to CypherEdge repayable in full by December 31, 2007. At December 31, 2007, the Company had advanced $975,000 related to this loan agreement and the required repayment of the full amount of the loan had not been completed. The Company has recorded a provision for write-down of $1,049,779 on this loan receivable (principle $975,000 and accrued interest $74,779) and is pursuing all legal remedies available to the Company to obtain repayment (Notes 4 and 13).

12.	Supplemental Disclosures with Respect to Cash Flows

	For the six month period ended June 30, 2008		For the six month period ended June 30, 2007
	$		$

Cash paid during the year for interest		-		-
Cash paid during the year for income taxes		-		-

19

Table of Content

MISTRAL VENTURES, INC.
Notes to Financial Statements
(Expressed in U.S. Dollars)
For the six months ended June 30, 2018
(Unaudited)

13.	Contingency

The Company's loan receivable of $1,049,404 (principle $975,000 and accrued interest $50,404) to CypherEdge was not repaid in full on December 31, 2007 and the loan receivable is in default. The Company is pursuing all legal actions available to recover the outstanding amount (Notes 4 and 11).

14.	Subsequent Event

On September 5, 2019, the Nevada Court appointed Custodial Management LLC as custodian of the Registrant.  On September 26, 2019, the custodian renewed the Registrant with the State of Nevada at a cost of $11,100 USD.  The Registrant then canceled the debt by issuing to Friction & Heat LLC 882,550,000 newly issued common shares of the Registrant which represents 73.11 of the registrant's issued and outstanding shares.  On October 24, 2019, the Registrant called for a shareholder meeting to take place on November 5, 2019.

Table of Content

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

Forward Looking Statements

This section and other parts of this Form 10-Q quarterly report includes "forward-looking statements", that involves risks and uncertainties. All statements other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

RESULTS OF OPERATIONS

Working Capital

	June 30,	December 31,
	2008	2007

Current Assets	$-	$108,917
Current Liabilities	176,005	124,649
Working Capital (Deficit)	(176,500)	(15,732)

Cash Flows

	Jine 30,	June 30,
	2008	2007

Cash Flows from (used in) Operating Activities	$(57,684)	$(13,328)
Cash Flows from Investing Activities	-	-
Cash Flows from (used in) Financing Activities	50,000	(58,000)
Net Increase (decrease) in Cash During Period	(7,681)	(71,328)
)(

Table of Content

Operating Revenues

We have generated revenues of $0 and $0 for the three months ended June 30, 2008 and 2007.

Operating Expenses and Net Loss

 Operating expenses for the three months ended June 30, 2008 were $33,244 compared with $11,800 for the three months ended June 30, 2007.  The increase in operating expenses for the three months ended from June 30, 2007 to June 30, 2008 is attributable to an increase in legal and accounting expense from $6,643 for the three months ended June 30, 2007 to $8,164 for the three months ended June 30, 2018, a decrease in listing and filing fees from $1,392 for the three months ended June 30, 2007 to $0 for the three months ended June 30, 2008, decrease in management fees from $1,760 for the three months ended June 30, 2007 to $0 for the three months ended June 30, 2008, increasee in office and miscellaneous fees from $950 for the three months ended June 30, 2007 to $25,080 for the three months ended June 30, 2008, a decrease in rents from $300 for the three months ended June 30, 2007 to $0 for the three months ended June 30, 2008 and a decrease in transfer agent fees from $815 for the three months ended June 30, 2007 to $0 for the three months ended June 30, 2008.
 Operating expenses for the six months ended June 30, 2008 were $53,989 compared with $21,952 for the six months ended June 30, 2007.  The increase in operating expenses for the six months ended from June 30, 2007 to June 30, 2008 is attributable to an increase in legal and accounting expense from $11,883 for the six months ended June 30, 2007 to $26,074 for the six months ended June 30, 2018, a decrease in listing and filing fees from $1,804 for the six months ended June 30, 2007 to $340 for the six months ended June 30, 2008, decrease in management fees from $5,900 for the six months ended June 30, 2007 to $1,700 for the six months ended June 30, 2008, increasee in office and miscellaneous fees from $950 for the six months ended June 30, 2007 to $25,080 for the six months ended June 30, 2008, a decrease in rents from $600 for the six months ended June 30, 2007 to $300 for the sixmonths ended June 30, 2008 and a decrease in transfer agent fees from $815 for the six months ended June 30, 2007 to $495 for the six months ended June 30, 2008.

 During the three months ended June 30, 2008, the Company recorded a net loss of ($187,778), compared with net loss of ($11,800) for the three months ended June 30, 2007.

 During the six months ended June 30, 2008, the Company recorded a net loss of ($212,273),. compared with net loss of ($21,952) for the three months ended June 30, 2007.

Liquidity and Capital Resources

 As at June 30, 2008, the Company's cash balance was $0 compared to cash balance of $7,684 at June 30, 2007. As of June 30, 2008, the Company's total assets were $0 compared to total assets of $108,917 as at June 30, 2007 consisting of $7,684 of cash and cash equivalents and $101,233 of loans receivables..

 As of June 30, 2008, the Company had total liabilities of $176,005 compared with total liabilities of $124,649 as at June 30, 2007.  The increase in total liabilities from June 30, 2007 to June 30, 2008 is attributable to a decrease in accounts payable and accrued liabilities from $20,916 as of June 30, 2007 to $15,221 as of June 30, 2018, and an increase in loans payable from $101,233 as of June 30, 2007 to $158,284 as of June 30, 2008/

Cashflow from Operating Activities

 During the six months ended June 30, 2008 the Company used ($57,684) of cash for operating activities compared to the use of ($13,328) of cash for operating activities during the six months ended June 30, 2007.

Table of Content

Cashflow from Financing Activities

During the six months ended June 30, 2008 the Company provided $50,000 from financing activities as compared to using ($58,000) for the six months ended June 30, 2007.

Subsequent Developments

   On September 5, 2019, the Nevada Court appointed Custodial Management LLC as custodian of the Registrant.  On September 26, 2019, the custodian renewed the Registrant with the State of Nevada at a cost of $11,100 USD.  The Registrant then canceled the debt by issuing to Friction & Heat LLC 882,550,000 newly issued common shares of the Registrant which represents 73.11 of the registrant's issued and outstanding shares.  On October 24, 2019, the Registrant called for a shareholder meeting to take place on November 5, 2019.

Going Concern

    We have not attained profitable operations and are dependent upon the continued financial support from our shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from our future business. These factors raise substantial doubt regarding our ability to continue as a going concern.

Off-Balance Sheet Arrangements

    We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

    The Company will consider selling securities in the future to fund operations.   There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Table of Content

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally  accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. A complete summary of these policies is included in the notes to our consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the fact that the area in which we do business is highly competitive and constantly evolving. The market in which we do business is highly competitive and constantly evolving. We face competition from the larger and more established companies, from companies that have greater resources, including but not limited to, more money, and greater ability to expand their markets also cut into our potential customers. Many of our competitors have longer operating histories, significantly greater financial strength, nationwide advertising coverage and other resources that we do not have.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our CEO/CFO does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company's lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

 None

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURE.

Not Applicable

ITEM 5.	OTHER INFORMATION.

None

Table of Content

ITEM 6.	EXHIBITS

Exhibit Number		Form	Date	Number	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X
101.DEF	XBRL Taxonomy Extension – Definition.				X

Reports on Form 8-K:

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 30th of August 2019.

MISTRAL VENTURES, INC.
(the "Registrant")

BY:	/s/JOSEPH C. PASSALAQUA
Joseph C. Passalaqua
President, Principal Executive Officer,